Form 10-K/A
period 2020-12-31
Seaport Global Acquisition Corp
filed 2021-05-26
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39741

SEAPORT GLOBAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

360 Madison Avenue, 20th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 616-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and three- quarters of one Redeemable Warrant	SGAMU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	SGAM	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	SGAMW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Seaport Global Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 24, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2021 (the “Original 10-K”).

Background of Restatement

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in December 2020.

On December 2, 2020, the Company consummated an initial public offering (the “IPO”) of 14,375,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and three-quarters of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 6,062,500 private placement warrants to the Company’s sponsor, Seaport Global SPAC, LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,062,500.

Both the Public Warrants and Private Placement Warrants (together the “Warrants”) were classified as equity in the Company’s previously issued audited balance sheet as of December 31, 2020.

In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued audited financial statements to reflect these Warrants as a liability, with subsequent changes in their fair value recorded as income or expense in the statements of operations for all periods since issuance.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of December 2, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 8, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from July 24, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of Class A common stock subject to possible redemption by approximately $22.8 million and $17.3 million as of December 2, 2020 and December 31, 2020, respectively;

•	overstatement of additional paid-in capital and understatement of accumulated deficit by approximately $2.3 million as of December 31, 2020;

•	understatement of net income by approximately $2.3 million for the period from July 24, 2020 through December 31, 2020; and

•	understatement of basic and diluted net income per share, non-redeemable common stock of $0.50 for the period from July 24, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; and (iv) Part II, Item 9a; (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

Initial Public Offering

On December 2, 2020, we consummated our initial public offering of 14,375,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and three-quarters of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,062,500 private placement warrants to our sponsor, Seaport Global SPAC, LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,062,500.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early-stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities' may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 1, 2020.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 24, 2020 (inception) through December 31, 2020, we had net income of $2,097,430, which consisted of $6,702 in investment income and $5,441,188 change in fair value of the warrants, offset by $191,371 in general and administrative expenses, $861,400 in offering costs associated with our initial public offering, and $2,297,689 in compensation expense associated with the Private Placement Warrants.

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

For the period from July 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $371,042, which was primarily a result of net income of $2,097,430, transaction costs allocable to warrant liabilities of $861,400, compensation expense associated with the private placement warrants of $2,297,689, a change in the fair value of warrant liabilities of $5,441,188, and changes in operating assets and liabilities, which used $179,671 of cash from operating activities.

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

Promissory Note – Related Party

On July 24, 2020, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was due upon the completion of our initial public offering. We borrowed $275,000 under the Note. The Note balance was paid in full at closing of our initial public offering on December 2, 2020.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 1 to our Annual Report, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, a material weakness existed and our disclosure controls and procedures were not effective as December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

Name	Age	Position
Stephen C. Smith	60	Chairman of the Board and Chief Executive Officer
Michael Ring	45	Chief Financial Officer
Jay Burnham	57	Director
Shelley Greenhaus	68	Director
Jeremy Hedberg	48	Director
Charles Yamarone	62	Director

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

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, accompanying financial statements have been restated.

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

Houston, Texas

April 2, 2021, except for the effects of the restatement discussed in Note 2 to which the date is May 26, 2021.

SEAPORT GLOBAL ACQUISITION CORP.
BALANCE SHEET (AS RESTATED)
DECEMBER 31, 2020

Assets
Current assets
Cash	$948,584
Prepaid expense	308,515
Total current assets	1,257,099
Cash and securities held in Trust Account	145,194,202
Total Assets	$146,451,301

Liabilities and Stockholders’ Equity
Current liability – accounts payable and accrued expenses	$118,844
Due to related party	10,000
Total current liabilities	128,844
Warrant liability	17,322,751
Deferred Underwriting fee payable	5,031,250
Total liabilities	22,482,845

Commitments
Class A common stock subject to possible redemption, 11,779,055 shares at redemption value of $10.10 per share	118,968,455

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding (less shares subject to possible redemption)	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,595,945 issued and outstanding at December 31, 2020 (excluding 11,779,055 Class A common stock subject to possible redemption)	260
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding at December 31, 2020	359
Additional paid-in capital	2,901,952
Retained earnings	2,097,430
Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$146,451,301

The accompanying notes are an integral part of these financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

STATEMENT OF OPERATIONS (AS RESTATED)
FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$191,371
Loss from operations	(191,371)

Other income (expense)
Interest Income from securities held in Trust Account	6,702
Transaction costs allocable to warrant liability	(861,400)
Compensation Expense – private placement warrants	(2,297,689)
Change in fair value of warranty liability	5,441,188
Total other income	2,288,801

Net Income	$2,097,430

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,449,058
Basic and diluted net income per share	0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,158,672
Basic and diluted net income per share of non-redeemable common stock	0.50

The accompanying notes are an integral part of these financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (AS RESTATED)

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial Stockholders			3,593,750	359	24,641	—	25,000
Sale of 14,375,000 Units, net of underwriting discounts and offering expenses	14,375,000	1,437	—	—	121,844,589	—	121,846,026
Class A common stock subject to redemption	(11,779,055)	(1,177)	—	—	(118,967,278)	—	(118,968,455)
Net income	—	—	—	—	—	2,097,430	2,097,430
Balance as of December 31, 2020	2,595,945	$260	3,593,750	$359	$2,901,952	$2,097,430	$5,000,001

The accompanying notes are an integral part of these financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS (AS RESTATED)
FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net income	$2,097,430
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(6,702)
Change in fair value of warrant liability	(5,441,188)
Transaction costs allocable to warrant liability	861,400
Compensation Expense – private placement warrants	2,297,689

Changes in operating assets and liabilities:
Prepaid assets	(308,515)
Due to related party	10,000
Accounts payable and accrued expenses	118,844
Net cash used in operating activities	(371,042)

Cash flows from investing activities:
Investments held in Trust	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	140,419,626
Proceeds from issuance of Private Placement Warrants	6,062,500
Net cash provided by financing activities	146,507,126

Net change in cash	948,584
Cash, beginning of the period	-
Cash, end of period	$948,584
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial classification of common stock subject to possible redemption	$113,707,706
Change in value of Class A common stock subject to possible redemption	$5,260,744
Deferred underwriting commissions payable charged to additional paid-in capital	$5,031,250
Initial classification of warrant liability	$22,763,938

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 27, 2020. On December 2, 2020, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the overallotment option to purchase an additional 1,875,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,062,500 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Seaport Global SPAC, LLC (the “Sponsor”) generating gross proceeds of $6,062,500, which is described in Note 5.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The Company anticipates that the $948,584 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

The Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of December 2, 2020
Warrant liability	$-	$22,763,938	$22,763,938
Total liabilities	5,259,504	22,763,938	28,023,442
Class A common stock subject to possible redemption	136,471,644	(22,763,938)	113,707,706
Class A common stock	86	225	311
Additional paid-in capital	5,003,786	3,158,862	8,162,648
Accumulated Deficit	(4,225)	(3,159,088)	(3,163,313)
Total Stockholders’ Equity	$5,000,006	-	$5,000,006
Number of shares subject to redemption	13,512,044	(2,253,855)	11,258,189

Balance Sheet as of December 31, 2020
Warrant liability	$-	$17,322,751	$17,322,751
Total liabilities	5,160,094	17,322,751	22,482,845
Class A common stock subject to possible redemption	136,291,206	(17,322,751)	118,968,455
Class A common stock	88	172	260
Additional paid-in capital	5,184,223	(2,282,271)	2,901,952
Retained earnings (Accumulated deficit)	(184,669)	(2,282,099)	2,097,430
Total Stockholders’ Equity	$5,000,001	-	$5,000,001
Number of shares subject to redemption	13,494,179	(1,715,124)	11,779,055

Statement of Operations for the Period from July 24, 2020 (inception) through December 31, 2020
Change in fair value of warrant liability	$-	$5,441,188	$5,441,188
Transaction costs	-	(861,400)	(861,400)
Compensation Expense – private placement warrants		(2,297,689)	(2,297,689)
Other income (loss), net	6,702	2,282,099	2,288,801
Net income (loss)	(184,669)	2,282,099	2,097,430
Basic and diluted weighted average shares outstanding, Redeemable common stock	2,449,058	-	2,449,058
Basic and diluted weighted average shares outstanding, Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,750,161	408,511	4,158,672
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.05)	$0.55	$0.50

Statement of Cash Flows for the Period July 24, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(184,669)	$2,282,099	$2,097,430
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	-	(5,441,188)	(5,441,188)
Transaction costs	-	861,400	861,400
Compensation Expense – private placement warrants		2,297,689	2,297,689

Note 3 — Significant Accounting Policies

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

Cash and Securities held in Trust Account

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs totaled $8,361,625 consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees, and $455,375 of other offering costs. Offering costs allocable to the warrants amounted to $861,400 and were charged to earnings during the period from July 24, 2020 (inception) through December 31, 2020 and all other offering costs were charged to stockholders’ equity.

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 6,062,500 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

For the period ended December 31, 2020
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest Income	$6,702
Less: interest available to be withdrawn for payment of taxes	(6,702)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	2,449,058
Basic and Diluted net income per share, Redeemable Class A	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net income	$2,097,430
Redeemable Net Earnings	-
Non-Redeemable Net Income	$2,097,430
Denominator: Weighted Average Non-Redeemable Common Stock
Weighted average shares outstanding, basic and diluted(1)	4,158,672
Basic and diluted net income per common share	$0.50

(1)	Calculated from date of issuance (July 24, 2020) through December 31, 2020

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

Note 4 — Public Offering

Pursuant to the Initial Public Offering, on December 2, 2020, the Company sold 14,375,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 1,875,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and three-quarters of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 —Investment Held in Trust Account

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

Note 8 — Commitments & Contingencies

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding

Class A Common Stock— The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 2,595,945 shares of Class A common stock issued and outstanding, excluding 11,779,055 shares of Class A common stock subject to possible redemption.

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

Note 10 – Warrant Liability

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

Note 11 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$21,692
Federal Net Operating loss	17,089
Total deferred tax asset	38,781
Valuation allowance	(38,781)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(38,781)

State
Current	—
Deferred	—
Change in valuation allowance	38,781
Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	-22.9%
Change in valuation allowance	1.9%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 12 — Fair Value Measurements

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

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$281	$281	$-	$-
U.S. Treasury Securities held in Trust Account	145,193,921	145,193,921	-	-
	$145,194,202	$145,194,202	$-	$-

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$10,975,313
Warrant Liability – Private Placement Warrants	3	$6,347,438
Total Warrant Liability		$17,322,751

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liability on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Public Warrants and Private Placement Warrants on December 2, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A common stock and three-quarters of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement:

Input	December 2, 2020 (Initial Measurement)
Risk-free interest rate	0.56%
Expected term (years)	6.04
Expected volatility	24.2%
Stock price	$9.052

As of December 2, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.34 and $1.38 per warrant for aggregate values of approximately $14.4 million and $8.4 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as December 31, 2020 is classified Level 3 due to the use of unobservable inputs.

As of December 31, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.02 and $1.05 per warrant for aggregate values of approximately $11.0 million and $6.3 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 2, 2020	$—	$—	$—
Initial measurement on December 2, 2020	8,360,188	14,403,750	22,763,938
Change in valuation inputs or other assumptions	(2,012,750)	(3,428,437)	(5,441,188)
Fair value as of December 31, 2020	$6,347,438	$10,975,313	$17,322,751

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 30, 2020, by and between the Company and B. Riley Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated November 27, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated July 24, 2020, issued to Seaport Global SPAC, LLC (4)
10.2	Letter Agreement, dated November 27, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated November 27, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated November 27, 2020, by and among the Company, the Sponsor and B. Riley Principal Investments, LLC. (1)
10.5	Administrative Support Agreement, dated November 27, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 27, 2020, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (3)
14.1	Form of Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*

*	Filed herein

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2021	Seaport Global Acquisition Corp.

	By:	/s/ Stephen C. Smith
	Name:	Stephen C. Smith
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Stephen C. Smith	Chief Executive Officer and Chairman of the Board	May 26, 2021
Stephen C. Smith	(Principal Executive Officer)

/s/ Michael Ring	Chief Financial Officer	May 26, 2021
Michael Ring	(Principal Financial and Accounting Officer)

/s/ Jay Burnham	Director	May 26, 2021
Jay Burnham

/s/ Shelley Greenhaus	Director	May 26, 2021
Shelley Greenhaus

/s/ Jeremy Hedberg	Director	May 26, 2021
Jeremy Hedberg

/s/ Charles Yamarone	Director	May 26, 2021
Charles Yamarone