Form 10-Q
period 2021-03-31
Seaport Global Acquisition Corp
filed 2021-05-27
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes   ☒      No    ☐

As of March 31, 2021, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$705,739	$948,584
Prepaid Expenses	306,523	308,515
Total current assets	1,012,262	1,257,099
Cash and securities held in Trust Account	145,211,460	145,194,202
Total Assets	$146,223,722	$146,451,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,115	$118,844
Due to related party	—	10,000
Total current liabilities	37,115	128,844
Deferred underwriting fee	5,031,250	5,031,250
Warrant liability	12,058,192	17,318,846
Total liabilities	17,126,557	22,482,845

Commitments
Class A common stock subject to possible redemption,12,286,848 and 11,779,055 shares at redemption value of $10.10 at March 31, 2021 and December 31, 2020, respectively	124,097,164	118,968,455

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,088,152 and 2,595,945 shares issued and outstanding (less shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	208	260
Class B common stock, $0.0001 par value; 10,000,000 stock authorized; 3,593,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	359	359
Additional paid-in capital	—	2,901,952
Retained earnings	4,999,434	2,097,430
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$146,223,722	$146,451,301

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating costs	$153,107
Loss from Operations	(153,107)

Other income:
Interest earned on cash and marketable securities held in Trust Account	17,258
Change in fair value of warrant liability	5,264,559
Total other income	5,281,817

Net income	$5,128,710

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,779,055
Basic and diluted net income per share	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,189,695
Basic and diluted net income per non-redeemable common share	$0.83

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	2,595,945	$260	3,593,750	$359	$2,901,952	$2,097,430	$5,000,001
Net income	—	—	—	—	—	5,128,710	5,128,710
Change in common stock subject to possible redemption	(507,793)	(52)	—	—	(5,128,658)	—	(5,128,710)
Reclassification of deficit to retained earnings					2,226,706	(2,226,706)
Balance as of March 31, 2021 (unaudited)	2,088,152	$208	3,593,750	$359	$—	$4,999,434	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$5,128,710
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,258)
Change in fair value of warrant liability	(5,264,559)
Changes in operating assets and liabilities:
Prepaid assets	1,992
Accrued expenses	(81,730)
Due to related party	(10,000)
Net cash used in operating activities	(242,845)

Net change in cash	(242,845)
Cash, beginning of period	948,584
Cash, end of the period	$705,739

Supplemental disclosure of non-cash financing activities:
Change Class A common stock subject to possible redemption	$5,128,710

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Securities held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Warrant Liabilities

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 16,843,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$17,258
Less: Company’s portion available to pay taxes	(17,258)
Net income allocable to shares subject to possible redemption	-
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	11,779,055
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class C Common Stock
Numerator: Net Income Minus Net Earnings
Net income	$5,128,710
Less: Income attributable to Class A common stock subject to possible redemption	-
Adjusted net income	$5,128,710
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	6,189,695
Basic and diluted net income per share	$0.83

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

On December 2, 2020, the Company sold 14,375,000 Units, at a purchase price of $10.00 per Unit, for aggregate proceeds of $143,750,000. Each Unit consists of one share of Class A common stock, and three-quarters of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”). Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per stock, subject to adjustment (see Note 8).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement, commencing on November 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company has paid $30,000, as directed by the Sponsor, to a consultant engaged to provide administrative support services.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,088,152 and 2,595,945 shares issued and outstanding, excluding 12,286,848 and 11,779,055 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,593,750 shares issued and outstanding.

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

Note 8 — Warrant Liabilities

Public Warrants

Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per stock, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common shares issuable upon exercise of the Public Warrants and a current prospectus relating to such common shares. Notwithstanding the foregoing, if a registration statement covering the Class A common shares issuable upon the exercise of the Public Warrants is not effective within 60 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (except the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Private Placement Warrants

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

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and at December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$58	$58	$-	$-
U.S Treasury Securities held in Trust Account	145,211,402	145,211,402	-	-
	$145,211,460	$145,211,460	$-	$-
Liabilities:
Public Warrants Liability	$5,929,688	$5,929,688	$-	$-
Private Warrants Liability	6,128,504	-	-	6,128,504
	$12,058,192	$5,929,688	$-	$6,128,504

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$281	$281	$-	$-
U.S Treasury Securities held in Trust Account	145,193,921	145,193,921	-	-
	$145,194,202	$145,194,202	$-	$-
Liabilities:
Public Warrants Liability	$10,975,313	$10,975,313	$-	$-
Private Warrants Liability	6,347,438	-	-	6,347,438
	$17,322,751	$10,975,313	$-	$6,347,438

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on December 2, 2020, the date of the Company’s Initial Public Offering, and for the Private Warrants as of December 31, 2020 and March 31, 2021, using a Monte Carlo simulation model. For subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021, the Company used observable market quotes for the warrants.

The subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021 is classified as Level 1 due to the use of an observable market quotes in an active market. The Private Warrants were classified as Level 3 at the initial measurement date and subsequent measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation used for the Private Warrants as of March 31, 2021 and December 31, 2020 were as follows:

Inputs	March 31, 2021	December 31, 2020
Risk-free interest rate	1.09%	0.5%
Expected term remaining (years)	5.72	5.96
Expected volatility	16.2%	16.2%
Stock price	$9.81	$10.02

Note 10 — Subsequent Events

On May 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Seaport Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Redwood Holdco, LP (“Parent”), and Redwood Intermediate, LLC (“Redbox”).

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the “Business Combination”): (a) Redbox will amend and restate its limited liability company agreement (the “Redbox A&R LLCA”) to, among other things, unitize the equity interests of Redbox to permit the issuance of common units in Redbox as contemplated by the Business Combination Agreement; (b) following the effectiveness of the Redbox A&R LLCA, Merger Sub will merge with and into Redbox (the “Merger”), and Redbox will continue as the surviving company in the Merger and a wholly owned subsidiary of the Company; (c) the Redbox A&R LLCA will be further amended and restated (as further amended and restated, the “Redbox LLCA”) to authorize the issuance of additional common units (“Redbox Units”), (d) the Parent will receive a combination of certain newly issued Redbox Units and shares of newly issued Class B common stock, par value $0.0001 per share, of the Company, which Class B common stock will have no economic value, but will entitle the Parent to one vote per issued share and will be issued on a one-for-one basis for each Redbox Unit retained by the Parent following the Business Combination; and (e) the Company will acquire certain newly issued Redbox Units in exchange for a cash contribution, which proceeds will be used to reduce existing indebtedness and fund Redbox’s balance sheet for general corporate purposes. The Redbox A&R LLCA will provide the Parent the right to exchange its retained Redbox Units, together with the cancellation of an equal number of shares of Class B common stock, for Class A common stock of the Company (“Common Stock”), subject to certain restrictions set forth therein.

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of Redbox will be controlled by the Company. The combined company’s business will continue to operate through the subsidiaries of Redbox and the Company’s sole direct asset will be the equity interests of Redbox held by it.

Concurrent with the Closing, the Company will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with the Parent. Pursuant to the Tax Receivable Agreement, the Company will be required to pay to the Parent 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes of Redbox.

In addition, in connection with the execution of the Business Combination Agreement, the Company will, among other things, enter into at Closing (a) an agreement with Parent, certain holders of equity interests of Parent, and certain holders of Company common stock, relating to certain customary registration rights, (b) agreements with certain holders of Company common stock and Parent relating to, among other things, certain customary lockup restrictions, and (c) a stockholders agreement with certain holders of Company common stock and Parent relating to, among other things, composition of the Company’s board of directors.

In connection with the execution of the Business Combination Agreement, the Company, Seaport Global SPAC, LLC (the “Supporting Shareholder”) and Redbox, entered into a support agreement (the “Sponsor Support Agreement”), providing, among other things, that the Supporting Shareholder will (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger), (ii) waive any right to adjustment or other anti-dilution or similar protection with respect to the rate that the Class B Common Stock held by the Supporting Shareholder converts into Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement, and (iii) be bound by certain other covenants and agreements related to the Business Combination.

Concurrently with the execution of the Business Combination Agreement, the Company and the Supporting Shareholder entered into a lock-up agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Supporting Shareholder, with respect to all Restricted Securities (as defined therein) held by the Supporting Shareholder, has agreed to, among other things, be subject to a lock-up period which will last from the Closing until the earlier of (i) the first anniversary of the Closing, (ii) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A common stock in the Company for cash, securities or other property, and (iii) the trading day, if any, on which the last sale price of the Class A common stock of the Company equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing (the “Sponsor Lock-Up Period”). During the Sponsor Lock-Up Period, the Supporting Shareholder may not transfer any Restricted Securities or engage in any short sales or other hedging or derivative transactions, subject to certain limited exceptions.

Concurrently with the execution of the Business Combination Agreement, the Company and Parent entered into a lock-up agreement (the “Parent Lock-Up Agreement”), pursuant to which the Parent, as a holder of Restricted Securities (as defined therein) has agreed to, among other things, be subject to a lock-up period which will last from the Closing until the earlier of (i) six (6) months after the date of the Closing, (ii) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A common stock in the Company for cash, securities or other property, and (iii) the trading day, if any, on which the last sale price of the Class A common stock of the Company equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Closing Date (the “Parent Lock-Up Period”). During the Parent Lock-Up Period, the holders of Restricted Securities may not transfer any Restricted Securities or engage in any short sales or other hedging or derivative transactions, subject to certain limited exceptions.

In connection with the execution of the Business Combination Agreement, the Company entered into subscription agreements with various investors, for an aggregate of 5,000,000 newly-issued shares of Common Stock at a price of $10.00 per share to be issued at the Closing. The obligations to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

In addition, the consummation of the Merger is conditioned upon, among other things, (i) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Act, (ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (iii) the completion of the redemption offer in relation to Common Stock in accordance with the terms of the Business Combination Agreement and the Proxy Statement and (iv) receipt of the Company stockholder approval.

In accordance with ASC Topic 855 Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2021 through March 31, 2021 were organizational activities in connection with searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 1, 2021 through March 31, 2021, we had a positive net income of $5,128,710, which consisted of operational costs and compliance costs.

Liquidity and Capital Resources

As of March 31, 2021, we had $705,739 in cash. Following the consummation of the Initial Public Offering, our primary source of liquidity is the proceeds from our Initial Public Offering not held in the Trust Account.

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

Transaction costs amounted to $8,361,625, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $455,375 of other offering costs. In addition, cash of $1,219,936 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. During the period ended March 31, 2021, we reduced our cash balance held out of trust by approximately $242,000 primarily related to working capital, compliance and legal expense.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter through March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, assigning preparation and review responsibilities to additional personnel for the financial reporting process, and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SEAPORT GLOBAL ACQUISITION CORP.

Date: May 26, 2021	By:	/s/ Stephen C. Smith
Name: Stephen C. Smith
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Ring
Name: Michael Ring
Title: Chief Financial Officer (Principal Financial and Accounting Officer)