Form 10-Q
period 2021-06-30
Seaport Global Acquisition Corp
filed 2021-08-16
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes   ☒     No     ☐

As of August 13, 2021, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets:
Current Assets:
Cash	$277,344	$948,584
Prepaid Expenses	214,020	308,515
Total current assets	491,364	1,257,099
Other assets	32,511	—
Cash and securities held in Trust Account	145,216,200	145,194,202
Total Assets	$145,740,075	$146,451,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$311,342	$118,844
Due to related party	—	10,000
Total current liabilities	311,342	128,844
Deferred underwriting fee	5,031,250	5,031,250
Warrant liability	15,122,142	17,322,751
Total liabilities	20,464,734	20,482,845

Commitments
Class A common stock subject to possible redemption,11,908,450 and 11,779,055 shares at redemption value of $10.10 at June 30, 2021 and December 31, 2020, respectively	120,275,340	118,968,455

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,466,550 and 2,595,945 shares issued and outstanding (less shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	246	260
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	359	359
Additional paid-in capital	3,821,786	2,901,952
Retained earnings	1,177,610	2,097,430
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$145,740,075	$146,451,301

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Operating costs	$762,614	$915,721
Loss from Operations	(762,614)	(915,721)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	4,740	21,998
Change in fair value of warrant liability	(3,063,950)	2,200,609
Total other income (expense)	(3,059,210)	2,222,607

Net income (loss)	$(3,821,824)	$1,306,886

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,282,690	12,035,069
Basic and diluted net income per share	$—	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,686,060	5,933,681
Basic and diluted net income (loss) per non-redeemable common share	$(0.67)	$0.22

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	2,595,945	$260	3,593,750	$359	$2,901,952	$2,097,430	$5,000,001
Net income	—	—	—	—	—	5,128,710	5,128,710
Change in common stock subject to possible redemption	(507,793)	(52)	—	—	(5,128,658)	—	(5,128,710)
Reclassification of deficit to retained earnings	—	—	—	—	2,226,706	(2,226,706)	—
Balance as of March 31, 2021	2,088,152	$208	3,593,750	$359	$—	$4,999,434	$5,000,001
Net loss	—	—	—	—	—	(3,821,824)	(3,821,824)
Change in common stock subject to possible redemption	378,398	38	—	—	3,821,786	—	3,821,824
Balance as of June 30, 2021	2,466,550	$246	3,593,750	$359	$3,821,786	$1,177,610	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

For the Six
Months Ended
June 30, 2021
Cash flows from operating activities:
Net income	$1,306,886
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,998)
Change in fair value of warrant liability	(2,200,609)
Changes in operating assets and liabilities:
Prepaid assets	94,495
Other assets	(32,511)
Accrued expenses	192,497
Due to related party	(10,000)
Net cash used in operating activities	(671,240)

Net change in cash	(671,240)
Cash, beginning of period	948,584
Cash, end of the period	$277,344

Supplemental disclosure of non-cash financing activities:
Change Class A common stock subject to possible redemption	$1,306,886

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s Initial Public Offering was declared effective on November 27, 2020. On December 2, 2020, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriter of the overallotment option to purchase an additional 1,875,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000, which is described in Note 3.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Capital Market rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Business Combination Agreement

On May 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Seaport Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), Redwood Holdco, LP (“Parent”), and Redwood Intermediate, LLC (“Redbox”).

The Business Combination Agreement provides for the consummation of the following Business Combination: (a) Redbox will amend and restate its limited liability company agreement (the “Redbox A&R LLCA”) to, among other things, unitize the equity interests of Redbox to permit the issuance of common units in Redbox as contemplated by the Business Combination Agreement; (b) following the effectiveness of the Redbox A&R LLCA, Merger Sub will merge with and into Redbox (the “Merger”), and Redbox will continue as the surviving company in the Merger and a wholly owned subsidiary of the Company; (c) the Redbox A&R LLCA will be further amended and restated (as further amended and restated, the “Redbox LLCA”) to authorize the issuance of additional common units (“Redbox Units”), (d) the Parent will receive a combination of certain newly issued Redbox Units and shares of newly issued Class B common stock, par value $0.0001 per share, of the Company, which Class B common stock will have no economic value, but will entitle the Parent to one vote per issued share and will be issued on a one-for-one basis for each Redbox Unit retained by the Parent following the Business Combination; and (e) the Company will acquire certain newly issued Redbox Units in exchange for a cash contribution, which proceeds will be used to reduce existing indebtedness and fund Redbox’s balance sheet for general corporate purposes. The Redbox A&R LLCA will provide the Parent the right to exchange its retained Redbox Units, together with the cancellation of an equal number of shares of Class B common stock, for Class A common stock of the Company (“common stock”), subject to certain restrictions set forth therein.

Following the consummation of the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of Redbox will be controlled by the Company. The combined company’s business will continue to operate through the subsidiaries of Redbox and the Company’s sole direct asset will be the equity interests of Redbox held by it.

Concurrent with the closing of the Business Combination (the “Closing”), the Company will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with the Parent. Pursuant to the Tax Receivable Agreement, the Company

will be required to pay to the Parent 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes of Redbox.

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

Additional information regarding Redbox and the Business Combination is available in the proxy statement/prospectus initially filed with the SEC on July 8, 2021.

Liquidity and Going Concern

As of June 30, 2021, the Company had $277,344 in its operating bank accounts and working capital of $180,022. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In the six months to June 30, 2021, the Company reported negative net change in cash of $671,240, or an average of approximately $112,000 per month.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Securities held in Trust Account

At December 31, 2020, and June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 16,843,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Below is a reconciliation of net income (loss) per common share:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$4,740	$21,998
Less: Company’s portion available to pay taxes	(4,740)	(21,998)
Net income allocable to shares subject to possible redemption	—	—
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	12,282,690	12,035,069
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income Minus Net Earnings
Net income (loss)	$(3,821,824)	$1,306,886
Less: Income attributable to Class A common stock subject to possible redemption	—	—
Adjusted net income (loss)	$(3,821,824)	$1,306,886
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	5,686,060	5,933,681
Basic and diluted net income (loss) per share	$(0.67)	$0.22

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement, commencing on November 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

For the three and six months ended June 30, 2021, the Company has paid $30,000 and $60,000, respectively, as directed by the Sponsor, to a consultant engaged to provide administrative support services.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,466,550 and 2,595,945 shares issued and outstanding, excluding 11,908,450 and 11,779,055 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,593,750 shares issued and outstanding.

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

Note 8 - Warrant Liabilities

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

Note 9 - Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and at December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$—	$—	$—	$—
U.S Treasury Securities held in Trust Account	145,216,200	145,216,200	—	—
	$145,216,200	$145,216,200	$—	$—
Liabilities:
Public Warrants Liability	$9,271,875	$9,271,875	$—	$—
Private Warrants Liability	5,850,267	—	—	5,850,267
	$15,122,142	$9,271,875	$—	$5,850,267

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$281	$281	$—	$—
U.S Treasury Securities held in Trust Account	145,193,921	145,193,921	—	—
	$145,194,202	$145,194,202	$—	$—
Liabilities:
Public Warrants Liability	$10,975,313	$10,975,313	$—	$—
Private Warrants Liability	6,347,438	—	—	6,347,438
	$17,322,751	$10,975,313	$—	$6,347,438

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on December 2, 2020, the date of the Company’s Initial Public Offering, and for the Private Warrants as of December 31, 2020 and June 30, 2021, using a Monte Carlo simulation model. For subsequent measurement of the Public Warrants as of December 31, 2020 and June 30, 2021, the Company used observable market quotes for the warrants.

The subsequent measurement of the Public Warrants as of December 31, 2020 and June 30, 2021 is classified as Level 1 due to the use of an observable market quotes in an active market. The Private Warrants were classified as Level 3 at the initial measurement date and subsequent measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation used for the Private Warrants as of June 30, 2021 and December 31, 2020 were as follows:

Inputs	June 30, 2021	December 31, 2020
Risk-free interest rate	0.95%	0.5%
Expected term remaining (years)	5.47	5.96
Expected volatility	14.8%	16.2%
Stock price	$9.96	$10.02

Note 10 — Subsequent Events

On July 8, 2021, the Company filed a preliminary proxy statement/prospectus with the SEC related to the Business Combination Agreement. In accordance with ASC Topic 855 Subsequent Events, no other events require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Seaport Global Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2021 through June 30, 2021 were organizational activities in connection with searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 1, 2021 through June 30, 2021, we had a positive net income of $1.3 million, which included a loss from operations of $0.9 million, and a gain from the change in fair value of warrant liabilities of $2.2 million. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had $277,344 in cash. Following the consummation of the Initial Public Offering, our primary source of liquidity is the proceeds from our Initial Public Offering not held in the Trust Account.

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

Transaction costs amounted to $8,361,625, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $455,375 of other offering costs. In addition, cash of $1,219,936 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. During the period ended June 30, 2021, we reduced our cash balance held out of trust by approximately $671,000 primarily related to working capital, compliance and legal and due diligence expense related to the Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As stated, we have identified critical accounting policies specified below.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 16,843,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter through June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report filed on April 2, 2021, as amended and our preliminary proxy statement/prospectus filed on July 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in the Company’s final prospectus related to the IPO.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of May 16, 2021, by and among Seaport Global Acquisition Corp., Seaport Merger Sub, LLC, Redwood Holdco, LP, and Redwood Intermediate, LLC, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on May 17, 2021.

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

10.1

Sponsor Support Agreement, dated May 16, 2021, by and among Seaport Global Acquisition Corp., Seaport Global SPAC, LLC, and Redwood Intermediate, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on May 17, 2021.

10.2

Sponsor Lock-up Agreement, dated May 16, 2021, by and among Seaport Global Acquisition Corp. and Seaport Global SPAC, LLC, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on May 17, 2021.

10.3

Parent Lock-up Agreement, dated May 16, 2021, by and among Seaport Global Acquisition Corp. and Redwood Holdco, LP, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on May 17, 2021.

10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on May 17, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*    Filed herewith.

**  Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAPORT GLOBAL ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Stephen C. Smith
Name: Stephen C. Smith
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Michael Ring
Name: Michael Ring
Title: Chief Financial Officer (Principal Financial and Accounting Officer)