Form 10-K/A
period 2020-12-31
Redbox Entertainment Inc.
filed 2021-11-22
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

(Amendment No.2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39741

REDBOX ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Tower Lane, Suite 800,Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 756-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RDBX	The Nasdaq Stock Market LLC

Warrants to purchase Class A common stock	RDBXW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Redbox Entertainment Inc., formerly known as Seaport Global Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 24, 2020 (inception) through December 31, 2020, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2021 (the “Original 10-K”) and subsequently amended on May 26, 2021 (the “First Amendment”).

On October 22, 2021, Seaport Global Acquisition Corp., our predecessor and a Delaware corporation (“SGAC”), consummated the previously announced business combination pursuant to the business combination agreement entered into as of May 16, 2021 (as amended, the “Business Combination Agreement”), by and among SGAC, Seaport Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SGAC (“Merger Sub”), Redwood Holdco, LP, a Delaware limited partnership (“Parent”), and Redwood Intermediate, LLC, a Delaware limited liability company (“Redbox”). Pursuant to the Business Combination Agreement, SGAC acquired certain equity interests of Redbox from Parent, its sole member, by way of Merger Sub merging with and into Redbox, and Redbox becoming a direct subsidiary of SGAC as a result thereof (the “Business Combination”).

On October 20, 2021, SGAC held a special meeting of stockholders (the “Special Meeting”), at which the SGAC stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Business Combination Agreement and (b) approving the other transactions contemplated by the Business Combination Agreement and related agreements described in the Proxy Statement.

Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, on October 22, 2021 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

As a result of the Business Combination, among other things, Galen C. Smith was appointed as Chief Executive Officer of the Company and Kavita Suthar was appointed as Chief Financial Officer of the Company, effective as of the Closing.

Unless stated otherwise, this report contains information about SGAC before the consummation of the Business Combination.  References to the “Company” in this report refer to SGAC before the consummation of the Business Combination or Redbox after the Business Combination, as the context suggests.

Background of Restatement (Second Amendment)

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued audited financial statements to report all public shares as temporary equity.

Effects of Restatement

As a result of the factors described above, the Company has included in this Second Amendment: (i) certain restated items on the previously issued balance sheet dated as of December 2, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 8, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of

December 31, 2020 and for the period from July 24, 2020 through December 31, 2020 that were previously reported on the First Amendment to the Original 10-K, to restate the following non-cash items:

●	understatement of Class A common stock subject to possible redemption by approximately $26.2 million as of December 31, 2020;
●	overstatement of additional paid-in capital by approximately $2.9 million as of December 31, 2020;
●	understatement of accumulated deficit by approximately $23.3 million as of December 31, 2020;
●	understatement of total stockholders’ equity (deficit) by approximately $26.2 million as of December 31, 2020; and
●	understatement of number shares subject to redemption of approximately 2.6 million as of December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Second Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Second Amendment.

Items Amended

The following items are amended in this Second Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; and (iv) Part II, Item 9a; (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Second Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Second Amendment does not amend, update or change any other disclosures in the First Amendment and Original 10-K. In addition, the information contained in this Second Amendment does not reflect events occurring after the filing of the First Amendment and Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the First Amendment and Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the First Amendment and Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the First Amendment to the Original 10-K.

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“SGAM” are to Seaport Global Asset Management LLC, an SEC registered investment advisor affiliated with certain of our directors and officers and our sponsor;
●	“sponsor” are to Seaport Global SPAC, LLC, a Delaware limited liability company affiliated with certain of our directors and officers and SGAM;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “company,” “Company” or “our company” are to Seaport Global Acquisition Corp.

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

●	Financial Health. We seek out companies that have financially sound balance sheets but may have been troubled previously.
●	Extenuating Circumstance. We believe there are many companies – across industries – that were negatively impacted by the onset of COVID-19 pandemic, have restructured their businesses, changed their original business plans, streamlined their operations and are planning for a new phase of high growth. Other factors that may contribute to our potential target companies include previously excessive leverage, challenging industry conditions, material litigation, regulatory shifts, macroeconomic events, performance disruptions, lack of management execution or any combination thereof.
●	Leading Industry Market Position. We intend to pursue companies whose products or services have leading positions within their respective markets with sustainable competitive advantages and natural barriers to market entry.
●	Free Cash Flow. We seek to acquire a company that has demonstrated or can demonstrate attractive operating margins that result in sustainable free cash flow.
●	Strong Management Team. We seek out a company that has a management team that has a sustainable track record of managerial performance.
●	Favorable Industry Outlook. We seek out target businesses that are operating in industries benefiting from unique market conditions or experiencing a favorable growth outlook. Our management team has experience investing in and operating companies across multiple industries.
●	Potential Acquisitions. We intend to evaluate companies that could benefit from strategic acquisitions to expand their market vertical.

●	Benefit from Being a Public Company. We intend to acquire a business that can benefit from being publicly traded and can effectively utilize broader access to capital.

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

Competitive Strengths

We believe we have the following competitive strengths in seeking to achieve our business strategy:

●	The distressed investing expertise of our management team, who have collectively participated in transactions with more than $100 billion of enterprise value.
●	Transaction expertise within our target enterprise value range.
●	Deep industry relationships that provide a substantial pipeline of acquisition opportunities, either proprietary or through affiliates.
●	The expertise of our management and board of directors as fiduciaries and directors of both asset managers investing in distressed securities and the companies in which they are invested.
●	Experience structuring complex capital markets transactions involving both private and public companies.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early-stage Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results
●	public shares are redeemable for cash before the completion of the transaction;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities' may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020, 14,375,000 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K/A.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Second Amendment to our Annual Report, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify public shares to temporary equity as described in the Explanatory Note to this Second Amendment, a material weakness existed and our disclosure controls and procedures were not effective as December 31, 2020.

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

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the classification of public shares as temporary equity in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the classification of public shares as temporary equity in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our additional paid-in capital, accumulated deficit and total stockholders’ equity (deficit) balances as of December 31, 2020 as well as our earnings per share calculations for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Second Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

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

	Class A		Class B
	Common Stock		Common Stock
	Number of		Number of
	Shares		Shares
	Beneficially	% of	Beneficially	% of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned(2)	Class
Seaport Global SPAC, LLC (3)			3,593,750	100.0%
Stephen C. Smith (3)			3,593,750	100.0%
Michael Ring(4)			—	—
Jay Burnham(4)			—	—
Shelley Greenhaus(4)			—	—
Jeremy Hedberg(4)			—	—
Charles Yamarone(4)			—	—
All executive officers and directors as a group (6 individuals)			3,593,750	100.0%
Karpus Investment Management (5)	2,581,086	14.4%
Basso SPAC Fund LLC (6)	779,189	5.4%
Periscope Capital Inc. (7)	750,000	5.2%

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Seaport Global Acquisition Corp., 360 Madison Avenue, 20th Floor, New York, NY 10017.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Seaport Global SPAC, LLC, our sponsor, is the record holder of the securities reported herein. Seaport Global Asset Management, LLC is the managing member of our sponsor and Stephen Smith, our Chairman and Chief Executive Officer, is the Chief Executive Officer of Seaport Global Asset Management, LLC. By virtue of these relationships, Mr. Smith may be deemed to have or share beneficial ownership of the securities held of record by our sponsor. Mr. Smith disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)	According to Schedule 13G/A filed with the SEC on February 8, 2021 by Karpus Investment Management, d/b/a Karpus Investment Management (“Karpus”). The address of principal business office of Karpus is 183 Sully's Trail, Pittsford, New York 14534. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG, such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares reported here are owned directly by the accounts managed by Karpus.
(6)	According to Schedule 13G filed with the SEC on February 12, 2021 by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”), and Howard I. Fischer (“Mr. Fischer”). The address of the principal business office of each of these entities and individual is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. The shares reported here are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the principal portfolio manager for Basso SPAC, the Chief Executive Officer and a Founding Managing Partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the shares reported herein.
(7)	According to Schedule 13G filed with the SEC on February 16, 2021 by Periscope Capital Inc. (“Periscope”). The address of principal business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope, which is the beneficial owner of 556,000 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 194,000 shares of Class A commons stock.

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
●	whether there are business reasons for us to enter into the transaction;
●	whether the transaction would impair the independence of an outside director; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer.

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

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

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

Item 16.    Form 10-K Summary

Not applicable.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Redbox Entertainment, Inc.

(f/k/a Seaport Global Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Redbox Entertainment, Inc. (f/k/a Seaport Global Acquisition Corp.) (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the period from July 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, accompanying financial statements have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

April 2, 2021, except for the effects of the first amendment restatement related to warrant liabilities discussed in Note 2 to which the date is May 26, 2021, and for the effects of the second amendment restatement related to redeemable common shares discussed in Note 2 to which the date is November 22, 2021.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

BALANCE SHEET (AS RESTATED)

DECEMBER 31, 2020

Assets
Current assets
Cash	$948,584
Prepaid expenses	308,515
Total current assets	1,257,099
Investments held in Trust Account	145,194,202
Total Assets	$146,451,301

Liabilities and Stockholders’ Equity (Deficit)
Current liability – accounts payable and accrued expenses	$118,844
Due to related party	10,000
Total current liabilities	128,844
Warrant liability	17,322,751
Deferred underwriting fee payable	5,031,250
Total Liabilities	22,482,845

Commitments and contingencies
Class A common stock subject to possible redemption,14,375,000 shares at redemption value	145,194,202

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding (less shares subject to possible redemption)	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding at December 31, 2020 (excluding 14,375,000 Class A common stock subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding at December 31, 2020	359
Additional paid-in capital	—
Accumulated deficit	(21,226,105)
Total Stockholders’ Equity (Deficit)	(21,225,746)
Total Liabilities and Stockholders’ Equity (Deficit)	$146,451,301

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

STATEMENT OF OPERATIONS (AS RESTATED)

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$191,371
Loss from operations	(191,371)

Other income (expense)
Interest Income from securities held in Trust Account	6,702
Transaction costs allocable to warrant liability	(861,400)
Compensation Expense – private placement warrants	(2,297,689)
Change in fair value of warranty liability	5,441,188
Total other income	2,288,801

Net Income	$2,097,430

Weighted average shares outstanding, Class A redeemable common stock	2,605,469
Basic and diluted income per share, Class A redeemable common stock	$0.34

Weighted average shares outstanding, Class B non-redeemable common stock	3,593,750
Basic and diluted income per share, Class B non-redeemable common stock	$0.34

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (AS RESTATED)

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional	Accumulated	Total
	Common stock		Common stock		Paid-in	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity(Deficit)
Balance as of July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial Stockholders	—	—	3,593,750	359	24,641	—	25,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(24,641)	(23,323,535)	(23,348,176)
Net income	—	—	—	—	—	2,097,430	2,097,430
Balance as of December 31, 2020	—	$—	3,593,750	$359	$—	$(21,226,105)	$(21,225,746)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

STATEMENT OF CASH FLOWS (AS RESTATED)

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net income	$2,097,430
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(6,702)
Change in fair value of warrant liability	(5,441,188)
Transaction costs allocable to warrant liability	861,400
Compensation Expense – private placement warrants	2,297,689

Changes in operating assets and liabilities:
Prepaid assets	(308,515)
Due to related party	10,000
Accounts payable and accrued expenses	118,844
Net cash used in operating activities	(371,042)

Cash flows from investing activities:
Investments held in Trust	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	140,419,626
Proceeds from issuance of Private Placement Warrants	6,062,500
Net cash provided by financing activities	146,507,126

Net change in cash	948,584
Cash, beginning of the period	—
Cash, end of period	$948,584
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A common stock subject to possible redemption	$6,702
Deferred underwriting commissions payable charged to additional paid-in capital	$5,031,250
Initial classification of warrant liability	$22,763,938

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Redbox Entertainment Inc., formerly known as Seaport Global Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

First Amendment

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

Second Amendment

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

As a result of the above, the Company should have classified public shares as temporary equity, thereby understating common stock subject to possible redemption, overstating additional paid in capital, accumulated deficit and total stockholders’ equity as well as understating earnings per share for Class A common stock and overstating earnings per share for Class B common stock.

The Company’s accounting classification of public shares did not have any effect on the Company’s previously reported amounts for total assets, total liabilities, cash flows or net income.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

©
			As		As
	As		Restated		Restated
	Previously		(First		(Second
	Reported	Adjustements	(Amendment)	Adjustments	(Amendment)
Balance Sheet as of December 2, 2020
Warrant liability	$—	$22,763,938	$22,763,938	$—	$22,763,938
Total liabilities	5,259,504	22,763,938	28,023,442	—	28,023,442
Class A common stock subject to possible redemption	136,471,644	(22,763,938)	113,707,706	31,479,794	145,187,500
Class A common stock	86	225	311	(311)	0
Additional paid-in capital	5,003,786	3,158,862	8,162,648	(8,162,648)	—
Accumulated deficit	(4,225)	(3,159,088)	(3,163,313)	(23,316,835)	(26,480,148)
Total Stockholders' Equity	$5,000,006	$—	$5,000,006	$—	$5,000,006
Number of shares subject to redemption	13,512,044	(2,253,855)	11,258,189	3,116,811	14,375,000

Balance Sheet as of December 31, 2020
Warrant liability	$—	$17,322,751	$17,322,751	$—	$17,322,751
Total liabilities	5,160,094	17,322,751	22,482,845	—	22,482,845
Class A common stock subject to possible redemption	136,291,206	(17,322,751)	118,968,455	26,225,747	145,194,202
Class A common stock	88	172	260	(260)	0
Additional paid-in capital	5,184,223	(2,282,271)	2,901,952	(2,901,952)	—
Retained earnings (Accumulated deficit)	(184,669)	2,282,099	2,097,430	(23,323,535)	(21,226,105)
Total Stockholders' Equity (Deficit)	$5,000,001	$—	$5,000,001	$(26,225,747)	$(21,225,746)
Number of shares subject to redemption	13,494,179	(1,715,124)	11,779,055	2,595,945	14,375,000

Statement of Operations for the Period from July 24, 2020 (inception) through December 31, 2020
Change in fair value of warrant liability	$—	$5,441,188	$5,441,188	$—	$5,441,188
Transaction costs	—	(861,400)	(861,400)	—	(861,400)
Compensation Expense – private placement warrants	—	(2,297,689)	(2,297,689)	—	(2,297,689)
Other income (expense), net	6,702	2,282,099	2,288,801	—	2,288,801
Net income (loss)	(184,669)	2,282,099	2,097,430	—	2,097,430
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,449,058	—	2,449,058	156,411	2,605,469
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—	$0.34	$0.34
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,750,161	408,511	4,158,672	—	4,158,672
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.05)	$0.55	$0.50	$(0.16)	$0.34

Statement of Cash Flows for the Period July 24, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(184,669)	$2,282,099	$2,097,430	$—	$2,097,430
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(5,441,188)	(5,441,188)	—	(5,441,188)
Transaction costs	—	861,400	861,400	—	861,400
Compensation Expense – private placement warrants	—	2,297,689	2,297,689	—	2,297,689

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering . Offering costs totaled $8,361,625 consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees, and $455,375 of other offering costs. Offering costs allocable to the warrants amounted to $861,400 and were charged to earnings during the period from July 24, 2020 (inception) through December 31, 2020 and all other offering costs were charged to stockholders' equity.

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

Below is a reconciliation of net income per common share:

For the
period ended
December 31,
2020
Net Income per share of Class A Common Stock
Net income	$2,097,430
Less: Allocation of loss to Class B common stock	(1,215,880)
Adjusted net income	$881,550
Weighted average shares outstanding of Class A common stock	2,605,469
Basic and diluted net income per share, Class A common stock	$0.34

Net Income per share for Class B common stock
Net income	$2,097,430
Less: Allocation of loss to Class A common stock	(881,550)
Adjusted net income	$1,215,880
Weighted average shares outstanding of Class B common stock(1)	3,593,570
Basic and diluted net income per share, Class B common stock	$0.34

(1)Calculated from date of issuance (July 24, 2020) through December 31, 2020

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

Note 6 — Related Party Transactions

Founder Shares

In July 2020, the Company issued an aggregate of 3,593,750 shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 468,750 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option, 468,750 Founder Shares are no longer subject to forfeiture.

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

Note 7 — Investment Held in Trust Account

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

	Carrying			Fair Value
	Value as of	Gross	Gross	as of
	December 31,	Unrealized	Unrealized	December 31,
	2020	Gains	Losses	2020
U.S. Money Market	$281	$—	$—	$281
U.S. Treasury Securities	145,193,921	—	(2,174)	145,191,747
	$145,194,202	$—	$(2,174)	$145,192,028

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares issued and outstanding, excluding 14,375,000 shares subject to possible redemption.

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

Note 10 — Warrant Liability

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

The Company may call the Public Warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 11 — Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(22.9)%
Change in valuation allowance	1.9%
Income tax provision	—%

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

	December 31,
	2020	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$281	$281	$—	$—
U.S. Treasury Securities held in Trust Account	145,193,921	145,193,921	—	—
	$145,194,202	$145,194,202	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
Description	Level	2020
Liabilities:
Warrant Liability – Public Warrants	1	$10,975,313
Warrant Liability – Private Placement Warrants	3	$6,347,438
Total Warrant Liability		$17,322,751

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

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement:

December 2, 2020
Input	(Initial Measurement)
Risk-free interest rate	0.56%
Expected term (years)	6.04
Expected volatility	24.2%
Stock price	$9.052

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

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 2, 2020	$—	$—	$—
Initial measurement on December 2, 2020	8,360,188	14,403,750	22,763,938
Change in valuation inputs or other assumptions	(2,012,750)	(3,428,437)	(5,441,188)
Fair value as of December 31, 2020	$6,347,438	$10,975,313	$17,322,751

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

Note 13 — Subsequent Events

On October 22, 2021, subsequent to the fiscal quarter ended March 31, 2021, Seaport Global Acquisition Corp., our predecessor and a Delaware corporation (“SGAC”), consummated the previously announced business combination pursuant to the business combination agreement entered into as of May 16, 2021 (as amended, the “Business Combination Agreement”), by and among SGAC, Seaport Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SGAC (“Merger Sub”), Redwood Holdco, LP, a Delaware limited partnership (“Parent”), and Redwood Intermediate, LLC, a Delaware limited liability company (“Redbox”). Pursuant to the Business Combination Agreement, SGAC acquired certain equity interests of Redbox from Parent, its sole member, by way of Merger Sub merging with and into Redbox, and Redbox becoming a direct subsidiary of SGAC as a result thereof (the “Business Combination”).

On October 20, 2021, SGAC held a special meeting of stockholders (the “Special Meeting”), at which the SGAC stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Business Combination Agreement and (b) approving the other transactions contemplated by the Business Combination Agreement and related agreements described in the Proxy Statement.

Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, on October 22, 2021 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 30, 2020, by and between the Company and B. Riley Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated November 27, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities (4)
10.1	Promissory Note, dated July 24, 2020, issued to Seaport Global SPAC, LLC (5)
10.2	Letter Agreement, dated November 27, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated November 27, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated November 27, 2020, by and among the Company, the Sponsor and B. Riley Principal Investments, LLC. (1)
10.5	Administrative Support Agreement, dated November 27, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 27, 2020, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (3)
14.1	Form of Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herein
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 3, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on November 24, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed on October 21, 2020.
(4)	Incorporated by reference to the Company’s Form 10-K/A, filed on May 26, 2021
(5)	Incorporated by reference to the Company’s S-1, filed on October 13, 2020.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2021	REDBOX ENTERTAINMENT INC.

	By:	/s/ Galen C. Smith
	Name:	Galen C. Smith
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kavita Suthar
	Name:	Kavita Suthar
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)