Form 10-Q/A
period 2021-03-31
Redbox Entertainment Inc.
filed 2021-11-22
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39741

REDBOX ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Tower Lane, Suite 800 Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-756-8000

SEAPORT GLOBAL ACQUISITION CORP

360 Madison Avenue, 20th Floor

New York, NY 10017

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

EXPLANATORY NOTE

Redbox Entertainment Inc., formerly known as Seaport Global Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2021 (the “First Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s March 31, 2021 Quarterly Report on Form 10-Q, as further described below.

As previously disclosed, we restated our audited consolidated financial statements as of and for the year ended December 31, 2020, which restatement was effective with the filing of our Amended Annual Report on Form 10-K as filed on November 22, 2021.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q1 2021 restatement as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this First Amendment on Form 10-Q/A to reflect a restatement of the Company’s condensed financial statements as of and for the three months ended March 31, 2021 to correct errors in the Company’s classification of public shares as permanent equity as further described below.

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

On the business day following the Closing Date, the Company’s Class A common stock and warrants began trading on Nasdaq under the symbols “RDBX” and “RDBXW”. SGAC’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from Nasdaq.

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

This First Amendment on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 4, “Controls and Procedures”, and

Part II, Item 1A, “Risk Factors.”

In accordance with applicable SEC rules, this First Amendment on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 1, Basis of Presentation, of Notes to Condensed Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed financial statements.

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of March 31, 2021 and that its disclosure controls and procedures were not effective as of March 31, 2021. See additional discussion included in Part II Item 1A of this amended quarterly report.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

Quarterly Report on Form 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,
	2021	December 31,
	(As Restated)	2020
Assets:
Current Assets:
Cash	$705,739	$948,584
Prepaid Expenses	306,523	308,515
Total current assets	1,012,262	1,257,099
Investments held in Trust Account	145,211,460	145,194,202
Total Assets	$146,223,722	$146,451,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,115	$118,844
Due to related party	—	10,000
Total current liabilities	37,115	128,844
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	12,058,192	17,318,846
Total liabilities	17,126,557	22,482,845

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,375,000 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	145,211,460	145,194,202

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 stock authorized; 3,593,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(16,114,654)	(21,226,105)
Total Stockholders’ Equity (Deficit)	(16,114,295)	(21,225,746)
Total Liabilities and Stockholders’ Equity (Deficit)	$146,223,722	$146,451,301

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the Three
Months Ended
March 31, 2021
(As Restated)
Operating and formation costs	$153,107
Loss from Operations	(153,107)

Other income:
Interest earned on cash and marketable securities held in Trust Account	17,258
Change in fair value of warrant liability	5,264,559
Total other income	5,281,817

Net income	$5,128,710

Weighted average shares outstanding, Class A redeemable common stock	14,375,000
Basic and diluted income per share, Class A redeemable common stock	$0.29

Weighted average shares outstanding, Class B non-redeemable common stock	3,593,750
Basic and diluted income per share, Class B non-redeemable common stock	$0.29

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Income	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	(Deficit)	Equity (Deficit)
Balance as of January 1, 2021	—	$—	3,593,750	$359	$—	$(21,226,105)	$(21,225,746)
Net income	—	—	—	—	—	5,128,710	5,128,710
Change in value of Class A Common Stock subject to possible redemption	—	—	—	—	—	(17,259)	(17,259)
Balance as of March 31, 2021 (As Restated)	—	$—	3,593,750	$359	—	$(16,114,654)	$(16,114,295)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the
Three
Months
Ended
March 31,
2021
Cash flows from operating activities:
Net income	$5,128,710
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,258)
Change in fair value of warrant liability	(5,264,559)
Changes in operating assets and liabilities:
Prepaid assets	1,992
Accrued expenses	(81,730)
Due to related party	(10,000)
Net cash used in operating activities	(242,845)

Net change in cash	(242,845)
Cash, beginning of period	948,584
Cash, end of the period	$705,739

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(17,259)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

Restatement of Condensed Financial Statements

Restatement

As previously disclosed in the Company’s Form 10K/A as filed on November 22, 2021, subsequent to the original issuance of the Company’s condensed financial statements as of and for the quarter ended March 31, 2021, the Company identified an error in its previously issued financial statements, that a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

Impact of the Restatement

The impact to the balance sheet as of March 31, 2021 and the statements of operations for the three months ended March 31, 2021 is presented below:

	As		As
	Reported	Adjustment	Restated
Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 27, 2021)
Common Stock subject to possible redemption ($)	$124,097,164	$21,114,296	$145,211,460

Class A common stock, $0.0001 par value	208	(208)	—
Class B common stock, $0.0001 par value	359	—	359
Additional Paid in Capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,999,434	(21,114,088)	(16,114,654)
Total Stockholders' Equity (Deficit)	$5,000,001	$(21,114,296)	$(16,114,295)
Number of shares subject to redemption	12,286,848	2,088,152	14,375,000

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 27, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	11,779,055	2,595,945	14,375,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$0.29	$0.29
Weighted average shares outstanding, non-redeemable common stock	6,189,695	(2,595,945)	3,593,750
Basic and diluted net loss per share, non-redeemable common stock	$0.83	$(0.54)	$0.29

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

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 "Investments - Debt and Equity Securities." Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the "interest income" line item in the statements of operations. Interest income is recognized when earned.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's unaudited condensed balance sheet.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, "Fair Value Measurement," approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The Company has identified the United States as its only "major" tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Below is a reconciliation of net income per common share:

Three Months Ended
March 31,
2021
Net Income per share of Class A Common Stock
Net income	$5,128,710
Less: Allocation of loss to Class B common stock	(1,025,742)
Adjusted net income	4,102,968

Weighted average shares outstanding of Class A common stock	14,375,000
Basic and diluted net income per share, Class A common stock	$0.29

Net Income per share for Class B common stock
Net income	$5,128,710
Less: Allocation of loss to Class A common stock	(4,102,968)
Adjusted net income	$1,025,742

Weighted average shares outstanding of Class B common stock	3,593,750
Basic and diluted net income per share, Class B common stock	$0.29

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Note 3 — Public Offering

On December 2, 2020, the Company sold 14,375,000 Units, at a purchase price of $10.00 per Unit, for aggregate proceeds of $143,750,000. Each Unit consists of one share of Class A common stock, and three-quarters of one redeemable warrant to purchase one share of Class A common stock (the "Public Warrants”). Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per stock, subject to adjustment (see Note 8).

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

Note 7 — Stockholders' Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 14,375,000 shares subject to possible redemption, respectively.

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

Note 9 - Fair Value Measurements

The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and at December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$58	$58	$—	$—
U.S Treasury Securities held in Trust Account	145,211,402	145,211,402	—	—
	$145,211,460	$145,211,460	$—	$—
Liabilities:
Public Warrants Liability	$5,929,688	$5,929,688	$—	$—
Private Warrants Liability	6,128,504	—	—	6,128,504
	$12,058,192	$5,929,688	$—	$6,128,504

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$281	$281	$—	$—
U.S Treasury Securities held in Trust Account	145,193,921	145,193,921	—	—
	$145,194,202	$145,194,202	$—	$—
Liabilities:
Public Warrants Liability	$10,975,313	$10,975,313	$—	$—
Private Warrants Liability	6,347,438	—	—	6,347,438
	$17,322,751	$10,975,313	$—	$6,347,438

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on December 2, 2020, the date of the Company's Initial Public Offering, and for the Private Warrants as of December 31, 2020 and March 31, 2021, using a Monte Carlo simulation model. For subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021, the Company used observable market quotes for the warrants.

The subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021 is classified as Level 1 due to the use of an observable market quotes in an active market. The Private Warrants were classified as Level 3 at the initial measurement date and subsequent measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation used for the Private Warrants as of March 31, 2021 and December 31, 2020 were as follows:

		December 31,
Inputs	March 31, 2021	2020
Risk-free interest rate	1.09%	0.5%
Expected term remaining (years)	5.72	5.96
Expected volatility	16.2%	16.2%
Stock price	$9.81	$10.02

Note 10 — Subsequent Events

On May 16, 2021, the Company entered into a Business Combination Agreement (the "Business Combination Agreement") by and among the Company, Seaport Merger Sub, LLC, a wholly owned subsidiary of the Company ("Merger Sub"), Redwood Holdco, LP ("Parent"), and Redwood Intermediate, LLC ("Redbox").

The Business Combination Agreement provides for the consummation of the following transactions (collectively, the "Business Combination"): (a) Redbox will amend and restate its limited liability company agreement (the "Redbox A&R LLCA") to, among other things, unitize the equity interests of Redbox to permit the issuance of common units in Redbox as contemplated by the Business Combination Agreement; (b) following the effectiveness of the Redbox A&R LLCA, Merger Sub will merge with and into Redbox (the "Merger"), and Redbox will continue as the surviving company in the Merger and a wholly owned subsidiary of the Company; (c) the Redbox A&R LLCA will be further amended and restated (as further amended and restated, the "Redbox LLCA") to authorize the issuance of additional common units ("Redbox Units"), (d) the Parent will receive a combination of certain newly issued Redbox Units and shares of newly issued Class B common stock, par value $0.0001 per share, of the Company, which Class B common stock will have no economic value, but will entitle the Parent to one vote per issued share and will be issued on a one-for-one basis for each Redbox Unit retained by the Parent following the Business Combination; and (e) the Company will acquire certain newly issued Redbox Units in exchange for a cash contribution, which proceeds will be used to reduce existing indebtedness and fund Redbox's balance sheet for general corporate purposes. The Redbox A&R LLCA will provide the Parent the right to exchange its retained Redbox Units, together with the cancellation of an equal number of shares of Class B common stock, for Class A common stock of the Company ("Common Stock"), subject to certain restrictions set forth therein.

Following the consummation of the Business Combination, the combined company will be organized in an "Up-C" structure, in which substantially all of the assets and business of Redbox will be controlled by the Company. The combined company's business will continue to operate through the subsidiaries of Redbox and the Company's sole direct asset will be the equity interests of Redbox held by it.

Concurrent with the Closing, the Company will enter into a tax receivable agreement (the "Tax Receivable Agreement") with the Parent. Pursuant to the Tax Receivable Agreement, the Company will be required to pay to the Parent 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the utilization of certain tax attributes of Redbox.

In addition, in connection with the execution of the Business Combination Agreement, the Company will, among other things, enter into at Closing (a) an agreement with Parent, certain holders of equity interests of Parent, and certain holders of Company common stock, relating to certain customary registration rights, (b) agreements with certain holders of Company common stock and Parent relating to, among other things, certain customary lockup restrictions, and (c) a stockholders agreement with certain holders of Company common stock and Parent relating to, among other things, composition of the Company's board of directors.

In connection with the execution of the Business Combination Agreement, the Company, Seaport Global SPAC, LLC (the "Supporting Shareholder") and Redbox, entered into a support agreement (the "Sponsor Support Agreement"), providing, among other things, that the Supporting Shareholder will (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger), (ii) waive any right to adjustment or other anti-dilution or similar protection with respect to the rate that the Class B Common Stock held by the Supporting Shareholder converts into Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement, and (iii) be bound by certain other covenants and agreements related to the Business Combination.

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

Concurrently with the execution of the Business Combination Agreement, the Company and the Supporting Shareholder entered into a lock-up agreement (the "Sponsor Lock-Up Agreement"), pursuant to which the Supporting Shareholder, with respect to all Restricted Securities (as defined therein) held by the Supporting Shareholder, has agreed to, among other things, be subject to a lock-up period which will last from the Closing until the earlier of (i) the first anniversary of the Closing, (ii) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company's shareholders having the right to exchange their Class A common stock in the Company for cash, securities or other property, and (iii) the trading day, if any, on which the last sale price of the Class A common stock of the Company equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing (the "Sponsor Lock-Up Period"). During the Sponsor Lock-Up Period, the Supporting Shareholder may not transfer any Restricted Securities or engage in any short sales or other hedging or derivative transactions, subject to certain limited exceptions.

Concurrently with the execution of the Business Combination Agreement, the Company and Parent entered into a lock-up agreement (the "Parent Lock-Up Agreement"), pursuant to which the Parent, as a holder of Restricted Securities (as defined therein) has agreed to, among other things, be subject to a lock-up period which will last from the Closing until the earlier of (i) six (6) months after the date of the Closing, (ii) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company's shareholders having the right to exchange their Class A common stock in the Company for cash, securities or other property, and (iii) the trading day, if any, on which the last sale price of the Class A common stock of the Company equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Closing Date (the "Parent Lock-Up Period"). During the Parent Lock-Up Period, the holders of Restricted Securities may not transfer any Restricted Securities or engage in any short sales or other hedging or derivative transactions, subject to certain limited exceptions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q/A disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter through March 31, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report filed on April 2, 2021, as amended on may 26, 2021 (First Amendment) and on November 22, 2021 (Second Amendment) and our Proxy Statement filed on September 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

SGAC has identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect SGAC’s ability to report its results of operations and financial condition accurately and in a timely manner.

As described in Note 1, and as previously disclosed in the Company’s Form 10K/A filed on November 22, 2021, subsequent to the original issuance of the Company’s condensed financial statements as of and for the three months ended March 31, 2021, the Company identified an error in its previously issued financial statements, that a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re- evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re- evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

REDBOX ENTERTAINMENT INC.

Date: November 22, 2021	By:	/s/ Galen C. Smith
Name: Galen C. Smith
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kavita Suthar
Name: Kavita Suthar
Title: Chief Financial Officer (Principal Financial and Accounting Officer)