Form 10-Q/A
period 2021-06-30
Redbox Entertainment Inc.
filed 2021-11-22
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39741

REDBOX ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Tower Lane, Suite 800, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-756-8000

SEAPORT GLOBAL ACQUISITION CORP.

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

EXPLANATORY NOTE

Redbox Entertainment Inc., formerly known as Seaport Global Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three and six month period ended June 30, 2021 (the “First Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s June 30, 2021 Quarterly Report on Form 10-Q, as further described below.

As previously disclosed, we restated our audited consolidated financial statements as of and for the year ended December 31, 2020, which restatement was effective with the filing of our Amended Annual Report on Form 10-K as filed on November 22, 2021.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q2 2021 restatement as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this First Amendment on Form 10-Q/A to reflect a restatement of the Company’s condensed financial statements as of and for the three and six months ended June 30, 2021 to correct errors in the Company’s classification of public shares as permanent equity as further described below.

On October 22, 2021, subsequent to the fiscal quarter ended June 30, 2021, Seaport Global Acquisition Corp., our predecessor and a Delaware corporation (“SGAC”), consummated the previously announced business combination pursuant to the business combination agreement entered into as of May 16, 2021 (as amended, the “Business Combination Agreement”), by and among SGAC, Seaport Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SGAC (“Merger Sub”), Redwood Holdco, LP, a Delaware limited partnership (“Parent”), and Redwood Intermediate, LLC, a Delaware limited liability company (“Redbox”). Pursuant to the Business Combination Agreement, SGAC acquired certain equity interests of Redbox from Parent, its sole member, by way of Merger Sub merging with and into Redbox, and Redbox becoming a direct subsidiary of SGAC as a result thereof (the “Business Combination”).

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

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of June 30, 2021 and that its disclosure controls and procedures were not effective as of June 30, 2021. See additional discussion included in Part II Item 1A of this amended quarterly report.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

Quarterly Report on Form 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,
	2021	December 31,
	(As Restated)	2020
Assets:
Current Assets:
Cash	$277,344	$948,584
Prepaid Expenses	214,020	308,515
Total current assets	491,364	1,257,099
Other assets	32,511	—
Investments held in Trust Account	145,216,200	145,194,202
Total Assets	$145,740,075	$146,451,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$311,342	$118,844
Due to related party	—	10,000
Total current liabilities	311,342	128,844
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	15,122,142	17,322,751
Total liabilities	20,464,734	20,482,845

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,375,000 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	145,216,200	145,194,202

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(19,941,218)	(21,226,105)
Total Stockholders’ Equity (Deficit)	(19,940,859)	(21,225,746)
Total Liabilities and Stockholders’ Equity (Deficit)	$145,740,075	$146,451,301

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
	(As Restated)	(As Restated)
Operating and formation costs	$762,614	$915,721
Loss from Operations	(762,614)	(915,721)

Other income (expense):
Interest earned on investments held in Trust Account	4,740	21,998
Change in fair value of warrant liability	(3,063,950)	2,200,609
Total other income (expense)	(3,059,210)	2,222,607

Net income (loss)	$(3,821,824)	$1,306,886

Weighted average shares outstanding, Class A redeemable common stock	14,375,000	14,375,000
Basic and diluted income per share, Class A redeemable common stock	$(0.21)	$0.07

Weighted average shares outstanding, Class B non-redeemable common stock	3,593,750	3,593,750
Basic and diluted income (loss) per share, Class B non-redeemable common stock	$(0.21)	$0.07

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Income	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	(Deficit)	Equity (Deficit)
Balance as of January 1, 2021	—	$—	3,593,750	$359	$—	$(21,226,105)	$(21,225,746)
Net income	—	—	—	—	—	5,128,710	5,128,710
Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(17,259)	(17,259)
Balance as of March 31, 2021	—	$—	3,593,750	$359	$—	$(16,114,654)	$(16,114,295)
Net loss	—	—	—	—	—	(3,821,824)	(3,821,824)
Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(4,740)	(4,740)
Balance as of June 30, 2021 (As Restated)	—	$—	3,593,750	$359	$—	$(19,941,218)	$(19,940,859)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

For the Six
Months Ended
June 30, 2021
Cash flows from operating activities:
Net income	$1,306,886
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,998)
Change in fair value of warrant liability	(2,200,609)
Changes in operating assets and liabilities:
Prepaid assets	94,495
Other assets	(32,511)
Accrued expenses	192,497
Due to related party	(10,000)
Net cash used in operating activities	(671,240)

Net change in cash	(671,240)
Cash, beginning of period	948,584
Cash, end of the period	$277,344

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(21,999)

The accompanying notes are an integral part of the financial statements.

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

Restatement of Condensed Financial Statements

Restatement

As previously disclosed in the Company’s Form 10K/A as filed on November 22, 2021, subsequent to the original issuance of the Company’s condensed financial statements as of and for the three and six months ended June 30, 2021, the Company identified an error in its previously issued financial statements, that a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

The Company's accounting classification of public shares did not have any effect on the Company's previously reported amounts for total assets, total liabilities, cash flows or net income (loss).

The impact to the balance sheet as of June 30, 2021 and the statements of operations for the three and six months ended June 30, 2021 is presented below:

	As		As
	Reported	Adjustment	Restated
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Common Stock subject to possible redemption ($)	$120,275,340	$24,940,860	$145,216,200

Class A common stock, $0.0001 par value	246	(246)	—
Class B common stock, $0.0001 par value	359	—	359
Additional Paid in Capital	3,821,786	(3,821,786)	—
Retained Earnings (Accumulated Deficit)	1,177,610	(21,118,828)	(19,941,218)
Total Stockholders' Equity (Deficit)	$5,000,001	$(24,940,860)	$(19,940,859)
Number of shares subject to redemption	11,908,450	2,466,550	14,375,000

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	12,282,690	2,092,310	14,375,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(0.21)	$(0.21)
Weighted average shares outstanding, non-redeemable common stock	5,686,060	(2,092,310)	3,593,750
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.67)	$0.46	$(0.21)

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	12,035,069	2,339,931	14,375,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.07	$0.07
Weighted average shares outstanding, non-redeemable common stock	5,933,681	(2,339,931)	3,593,750
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.22	$(0.15)	$0.07

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

Below is a reconciliation of net income (loss) per common share:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Net Income (Loss) per share of Class A Common Stock
Net income (loss)	$(3,821,824)	$1,306,886
Less: Allocation of loss to Class B common stock	(764,365)	(261,367)
Adjusted net income (loss)	$(3,057,459)	$1,045,519

Weighted average shares outstanding of Class A common stock	14,375,000	14,375,000
Basic and diluted net income (loss) per share, Class A common stock	$(0.21)	$0.07

Net Income (Loss) per share for Class B common stock
Net income (loss)	$(3,821,824)	$1,306,886
Less: Allocation of loss to Class A common stock	(3,057,459)	(1,045,519)
Adjusted net income (loss)	$(764,365)	$261,367

Weighted average shares outstanding of Class B common stock	3,593,750	3,593,750
Basic and diluted net income (loss) per share, Class B common stock	$(0.21)	$0.07

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

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 14,375,000 shares subject to possible redemption, respectively.

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

On October 22, 2021, the Company completed the Business Combination and changed its name to Redbox Entertainment Inc. In conjunction with the Business Combination, the holders of 12,346,223 shares of SGAC’s Class A common stock sold in the Initial Public Offering exercised their right to redeem those shares for cash at a price of approximately $10.10 per share, for an aggregate of approximately $124.7 million, which redemption occurred concurrent with the consummation of the Business Combination. The Company also completed the sale of 5,000,000 shares of Class A common stock for $50.0 million in the PIPE Investment described in Note 1.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Seaport Global Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q/A, disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter through June 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Note 1, and as previously disclosed in the Company’s Form 10K/A filed on November 22, 2021, subsequent to the original issuance of the Company’s condensed financial statements as of and for the three and six months ended June 30, 2021, the Company identified an error in its previously issued financial statements, that a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

REDBOX ENTERTAINMENT INC.

Date: November 22, 2021	By:	/s/ Galen C. Smith
Name: Galen C. Smith
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Kavita Suthar
Name: Kavita Suthar
Title: Chief Financial Officer (Principal Financial and Accounting Officer)