Form 10-Q
period 2021-09-30
Redbox Entertainment Inc.
filed 2021-11-22
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-39741

REDBOX ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Tower Lane, Suite 800 Oakbrook Terrace, Illinois 60181
(Address of Principal Executive Offices, including zip code)

(630) 756-8000
(Registrant’s telephone number, including area code)

SEAPORT GLOBAL ACQUISITION CORP. 360 Madison Avenue, 20th Floor New York, NY 10017
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value	RDBX	Nasdaq Stock Market, LLC

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RDBXW	Nasdaq Stock Market, LLC

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

As of November 10, 2021 there were 12,618,516 shares of Class A common stock and 32,770,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

On October 22, 2021, subsequent to the fiscal quarter ended September 30, 2021, Seaport Global Acquisition Corp., our predecessor and a Delaware corporation (“SGAC”), consummated the previously announced business combination pursuant to the business combination agreement entered into as of May 16, 2021 (as amended, the “Business Combination Agreement”), by and among SGAC, Seaport Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SGAC (“Merger Sub”), Redwood Holdco, LP, a Delaware limited partnership (“Parent”), and Redwood Intermediate, LLC, a Delaware limited liability company (“Redbox”). Pursuant to the Business Combination Agreement, SGAC acquired certain equity interests of Redbox from Parent, its sole member, by way of Merger Sub merging with and into Redbox, and Redbox becoming a direct subsidiary of SGAC as a result thereof (the “Business Combination”).

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

Unless stated otherwise, this report contains information about SGAC before the Business Combination. References to the “Company” in this report refer to SGAC before the consummation of the Business Combination or Redbox after the Business Combination, as the context suggests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our expectations around the performance of Redbox, including competitive prospects of the business following the Business Combination;
●	the impacts and uncertainty resulting from the ongoing COVID-19 pandemic, and the effects of the ongoing pandemic on the economy;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; and
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the sections of our Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	September 30,
	2021	December 31,
	(unaudited)	2020
ASSETS
Current assets
Cash	$61,743	$948,584
Prepaid expenses	177,159	308,515
Total current assets	238,902	1,257,099
Investments held in Trust Account	145,218,069	145,194,202
Other Assets	3,116	—
Total Assets	$145,460,087	$146,451,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$530,044	$118,844
Due to related party	—	10,000
Total current liabilities	530,044	128,844
Warrant liability	16,467,107	17,322,751
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	22,028,401	22,482,845

Commitments and contingencies
Class A common stock subject to possible redemption, 14,375,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	145,218,069	145,194,202

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(21,786,742)	(21,226,105)
Total Stockholders’ Equity (Deficit)	(21,786,383)	(21,225,746)
Total Liabilities and Stockholders’ Equity (Deficit)	$145,460,087	$146,451,301

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF OPERATIONS

	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)
Operating and formation costs	$500,559	$1,416,280
Loss from operations	(500,559)	(1,416,280)

Other income (expense):
Interest earned on investments held in Trust Account	1,869	23,867
Change in fair value of warrant liability	(1,344,965)	855,644
Total other income (expense)	(1,343,096)	879,511

Net loss	$(1,843,655)	$(536,769)

Weighted average shares outstanding, Class A redeemable common stock	14,375,000	14,375,000
Basic and diluted income per share, Class A redeemable common stock	$(0.10)	$(0.03)

Weighted average shares outstanding, Class B non-redeemable common stock	3,593,750	3,593,750
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.10)	$(0.03)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance as of January 1, 2021	—	$—	3,593,750	$359	$—	$(21,226,105)	$(21,225,746)
Net income	—	—	—	—	—	5,128,710	5,128,710
Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(17,259)	(17,259)
Balance as of March 31, 2021	—	$—	3,593,750	$359	$—	$(16,114,654)	$(16,114,295)
Net loss	—	—	—	—	—	(3,821,824)	(3,821,824)
Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(4,740)	(4,740)
Balance as of June 30, 2021	—	$—	3,593,750	$359	$—	$(19,941,218)	$(19,940,859)
Net loss	—	—	—	—	—	(1,843,655)	(1,843,655)
Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,869)	(1,869)
Balance as of September 30, 2021	—	$—	3,593,750	$359	$—	$(21,786,742)	$(21,786,383)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$(536,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,867)
Change in fair value of warrant liability	(855,644)
Changes in operating assets and liabilities:
Prepaid assets	131,356
Other assets	(3,116)
Accrued expenses	411,199
Due to related party	(10,000)
Net cash used in operating activities	(886,841)

Net Change in Cash	(886,841)
Cash - Beginning of period	948,584
Cash - End of period	$61,743

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(23,867)

The accompanying notes are an integral part of these financial statements.

REDBOX ENTERTAINMENT INC. (F/K/A SEAPORT GLOBAL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Note 1 — Organization and Business Operations

Redbox Entertainment Inc. (the “Company”) was incorporated in Delaware on July 24, 2020 under the name “Seaport Global Acquisition Corp.” The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. In conjunction with the Business Combination with Redbox, the Company formed a wholly-owned subsidiary, Seaport Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”).  Merger Sub did not have any activity as of September 30, 2021.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”) which is described below, and working capital related to the consummation of an initial business combination.

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

Following the closing of the Initial Public Offering on December 2, 2020, an amount of $145,187,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for an initial business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Agreement

On May 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Merger Sub, Redwood Holdco, LP (“Parent”), and Redwood Intermediate, LLC (“Redbox”).

On October 22, 2021, SGAC, Parent and Redbox consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement. Immediately upon the completion of the Business Combination, Merger Sub merged with and into Redbox. In connection with the consummation of the Business Combination, SGAC changed its name to “Redbox Entertainment Inc.”

In connection with the Business Combination, the Company provided the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. The Business Combination Agreement and the Business Combination were approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on October 20, 2021 (the “Special Meeting”). On October 22, 2021, the parties to the Business Combination Agreement consummated the Business Combination and the other transactions contemplated thereby. At the Special Meeting, holders of 12,346,223 shares of the Company’s Class A Common Stock, sold in its Initial Public Offering, exercised their right to redeem those shares for cash at a price of approximately $10.10 per share, for an aggregate of approximately $124,723,926. The per share redemption price of $10.10 for public stockholders electing redemption was paid out of the Company’s Trust Account, which after taking into account the redemption and backstop, had a balance immediately prior to the Closing of approximately $20,495,097.

In connection with the Business Combination, on October 12, 2021, SGAC entered into backstop subscription agreements (the “Backstop Agreements”) with certain subscribers (the “Backstop Subscribers”), including affiliates of Apollo Global Management, Inc. and the Sponsor, pursuant to which the Backstop Subscribers agreed, subject to certain conditions in the Backstop Agreements, to subscribe for and purchase up to an aggregate of 3,564,356 shares of SGAC Class A common stock in the event that more than 10,810,644 public shares of SGAC Class A common stock were submitted for redemption in connection with the Business Combination, for a purchase price of $10.10 per share. In accordance with the Backstop Agreements, on October 20, 2021, the Backstop Subscribers funded the approximately $20.2 million aggregate purchase price. Immediately prior to the Closing on October 22, 2021, SGAC issued an aggregate of 1,995,989 shares of Class A common stock to the Backstop Subscribers pursuant to the Backstop Agreements.

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, SGAC entered into subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of up to 5,000,000 shares of SGAC Class A common stock, par value $0.0001 per share for a purchase price of $10.00 per share (the “PIPE Investment”). The PIPE Investment closed immediately prior to the Business Combination on October 22, 2021. The shares of SGAC Class A common stock issued to the investors pursuant to the Subscription Agreements became shares of Redbox Entertainment Inc. upon consummation of the Business Combination.

Immediately after giving effect to the Business Combination (including as a result of the redemptions described above, the conversion of all 3,593,750 outstanding founder shares into shares of Class A common stock on a one-for-one basis and the issuance of an additional 5,000,000 shares of Class A common stock in the PIPE Investment and an additional 1,995,989 shares of Class A common stock pursuant to the Backstop Agreements), there were 45,388,516 shares of Common Stock, including 12,618,516 shares of Class A common stock and 32,770,000 shares of Class B common stock, issued and outstanding and warrants to purchase 16,843,750 shares of Class A common stock of the Company issued and outstanding.

Liquidity and Going Concern

As of September 30, 2021, the Company had $61,743 in its operating bank accounts and working capital of $(291,142). Until the consummation of an initial business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating an initial business combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In the nine months to September 30, 2021, the Company reported negative net change in cash of $886,841, or an average of approximately $98,538 per month.

On October 22, 2021, the company successfully consummated its Business Combination with Redbox Entertainment Inc., generating cash proceeds of $90.7 million before transaction fees. As of the Business Combination, the Company believes there is sufficient cash available for the next 12 months. For additional information, please see Note 10 Subsequent Events.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on November 22, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Securities held in Trust Account

At December 31, 2020, and September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 16,843,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Below is a reconciliation of net income (loss) per common share:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021
Net Loss per share for Class A common stock:
Net loss	$(1,843,655)	$(536,769)
Less: Allocation of loss to Class B common stock	(368,731)	(107,354)
Adjusted net loss	$(1,474,924)	$(429,415)

Weighted average shares outstanding of Class A common stock	14,375,000	14,375,000
Basic and diluted net loss per share, Class A common stock	$(0.10)	$(0.03)

Net Loss per share for Class B common stock:
Net loss	$(1,843,655)	$(536,769)
Less: Allocation of loss to Class A common stock	(1,474,924)	(429,415)
Adjusted net loss	$(368,731)	$(107,354)

Weighted average shares outstanding of Class B common stock	3,593,750	3,593,750
Basic and diluted net loss per share, Class B common stock	$(0.10)	$(0.03)

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

Note 4 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,062,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $6,062,500 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In July 2020, the Company issued an aggregate of 3,593,750 shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lock-up.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of an initial business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement, commencing on November 30, 2020 through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

For the three and nine months ended September 30, 2021, the Company has paid $30,000 and $90,000, respectively, as directed by the Sponsor, to a consultant engaged to provide administrative support services.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on November 27, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 14,375,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,593,750 shares issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with an initial business combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in an initial business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company may issue additional common stock or preferred stock to complete its initial business combination or under an employee incentive plan after completion of its initial business combination.

Note 8 - Warrant Liabilities

Public Warrants

Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per stock, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of an initial business combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common shares issuable upon exercise of the Public Warrants and a current prospectus relating to such common shares. Notwithstanding the foregoing, if a registration statement covering the Class A common shares issuable upon the exercise of the Public Warrants is not effective within 60 days from the consummation of an initial business combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of an initial business combination or earlier upon redemption or liquidation.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and at December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$—	$—	$—	$—
U.S Treasury Securities held in Trust Account	145,218,068	145,218,068	—	—
	$145,218,068	$145,218,068	$—	$—
Liabilities:
Public Warrants Liability	$10,134,375	$10,134,375	$—	$—
Private Warrants Liability	6,332,732	—	—	6,332,732
	$16,467,107	$10,134,375	$—	$6,332,732

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$281	$281	$—	$—
U.S Treasury Securities held in Trust Account	145,193,921	145,193,921	—	—
	$145,194,202	$145,194,202	$—	$—
Liabilities:
Public Warrants Liability	$10,975,313	$10,975,313	$—	$—
Private Warrants Liability	6,347,438	—	—	6,347,438
	$17,322,751	$10,975,313	$—	$6,347,438

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on December 2, 2020, the date of the Company’s Initial Public Offering, and for the Private Warrants as of December 31, 2020 and September 30, 2021, using a Monte Carlo simulation model. For subsequent measurement of the Public Warrants as of December 31, 2020 and September 30, 2021, the Company used observable market quotes for the warrants.

The subsequent measurement of the Public Warrants as of December 31, 2020 and September 30, 2021 is classified as Level 1 due to the use of an observable market quotes in an active market. The Private Warrants were classified as Level 3 at the initial measurement date and subsequent measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation used for the Private Warrants as of September 30, 2021 and December 31, 2020 were as follows:

Inputs	September 30, 2021	December 31, 2020
Risk-free interest rate	1.12%	0.5%
Expected term remaining (years)	5.82	5.96
Expected volatility	14.4%	16.2%
Stock price	$10.060	$10.02

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

Overview

We are a blank check company formed under the laws of the State of Delaware on July 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 1, 2021 through September 30, 2021 were organizational activities in connection with searching for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the period from January 1, 2021 through September 30, 2021, we had a net loss of $(0.5) million, which included a loss from operations of $(1.4) million, and a gain from the change in fair value of warrant liabilities of $(0.9) million. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our Initial Public Offering and, since the completion of our Initial Public Offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity and Capital Resources

As of September 30, 2021, we had $61,743 in cash. Following the consummation of the Initial Public Offering, our primary source of liquidity is the proceeds from our Initial Public Offering not held in the Trust Account.

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

Transaction costs amounted to $8,361,625, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $455,375 of other offering costs. In addition, cash of $1,219,936 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. During the period ended September 30, 2021, we reduced our cash balance held out of trust by approximately $886,841 primarily related to working capital, compliance and legal and due diligence expense related to the Business Combination.

On October 22, 2021, the Company successfully consummated its Business Combination with Redbox Entertainment Inc., generating cash proceeds of $90.7 million before transaction fees. As of the Business Combination, the Company believes there is sufficient cash available for the next 12 months. For additional information, please see Note 10 Subsequent Events.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 16,843,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report filed on April 2, 2021, as amended, on May 26, 2021 (First Amendment) and on November 22, 2021 (Second Amendment), our Proxy Statement filed on September 29, 2021, and our Current Report on Form 8-K filed with the SEC on October 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

SGAC has identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect SGAC’s ability to report its results of operations and financial condition accurately and in a timely manner.

As disclosed in the Company’s Form 10K/A filed on November 22, 2021, prior to the issuance of the Company’s condensed financial statements as of and for the three months ended September 30, 2021, the Company identified an error in its previously issued financial statements, that a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from our Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

***  Furnished.

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