Form 10-Q
period 2022-03-31
Redbox Entertainment Inc.
filed 2022-05-13
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39741

Redbox Entertainment Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2157010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Tower Lane

Suite 800

Oakbrook Terrace, IL 60181

(Address of Principal Executive Offices)

(630) 756-8000

(Registrant’s telephone number)

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, $0.0001 Par Value per Share Warrants to purchase Class A common stock	RDBX RDBXW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

As of March 31, 2022, there were 12,618,516 shares of the registrant’s class A common stock, $0.0001 par value per share, and 32,770,000 shares of the registrant’s class B common stock, $0.0001 par value per share, were issued and outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$13,658	$18,478
Accounts receivable, net of allowances of $202 at March 31, 2022 and $259 at December 31, 2021	14,109	10,856
Due from related parties, net (Note 15)	4,370	3,813
Content library	23,214	25,201
Prepaid expenses and other current assets	6,662	6,667
Total current assets	62,013	65,015
Property and equipment, net (Note 2)	36,743	40,624
Goodwill (Note 4)	147,523	147,523
Intangible assets, net (Note 4)	106,349	124,207
Operating lease right-of-use assets (Note 3)	8,274	—
Other long-term assets	612	663
Total assets	$361,514	$378,032
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade payables	$38,704	$32,266
Due to related parties, net (Note 15)	74	74
Operating lease liabilities, current portion (Note 4)	2,958	—
Accrued and other current liabilities (Note 5)	58,566	57,755
Current portion of long-term debt (Note 6)	41,539	34,211
Total current liabilities	141,841	124,306
Long-term debt, net (Note 6)	301,371	287,355
Warrant liability (Note 11)	4,056	17,821
Operating lease liabilities, non-current portion (Note 4)	5,599	—
Other long-term liabilities	10,664	11,501
Total liabilities	463,531	440,983
Commitments and contingencies (Note 13)
Shareholders’ Equity
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 12,618,516 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 32,770,000 issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Additional paid-in-capital	302,958	302,455
Non-controlling interest	(70,581)	(32,456)
Accumulated deficit	(334,398)	(332,954)
Total equity	(102,017)	(62,951)
Total liabilities and shareholders’ equity	$361,514	$378,032

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$63,227	$76,730
Operating expenses:
Product cost	27,290	28,248
Direct operating	30,005	33,024
Marketing	4,022	3,284
Stock-based compensation expense	1,808	566
General and administrative	23,203	13,309
Depreciation and amortization	25,090	27,526
Total operating expenses	111,418	105,957
Operating loss	(48,191)	(29,227)
Interest and other income (expense), net:
Interest and other income (expense), net	7,343	(7,247)
Total interest and other income (expense), net	7,343	(7,247)
Loss before income taxes	(40,848)	(36,474)
Income tax expense (benefit)	26	(9,279)
Net loss	(40,874)	$(27,195)
Net loss attributable to non-controlling interest	(39,430)	N/A
Net loss attributable to Class A common stockholders	$(1,444)	N/A

Loss per share of Class A common stock:
Basic and diluted loss per share (Note 9)	$(0.11)	N/A

Weighted average shares of Class A common stock outstanding:
Basic and diluted	12,618,516	N/A

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(40,874)	$(27,195)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,363	9,791
Amortization of intangible assets	17,857	17,858
Gain on sale/disposal of assets	(132)	(123)
Stock-based compensation expense	1,808	566
Deferred income taxes	—	(6,303)
Amortization of deferred financing costs	410	(831)
PIK interest added to Senior Facilities	7,328	—
Change in fair value of warrant liability	(13,765)	—
Non-cash rent, interest and other	(2)	7,060
Cash flows from changes in net operating assets and liabilities:
Accounts receivable	(3,242)	(2,463)
Content library	1,977	398
Income tax receivable	—	(3,130)
Prepaid expenses and other current assets	5	227
Other assets	50	217
Trade payables	5,998	(7,179)
Change in due to/from related parties	(557)	2,626
Accrued and other liabilities	953	(5,629)
Net cash flows used in operating activities	(14,823)	(14,110)
Investing Activities:
Purchases of property and equipment	(3,003)	(3,631)
Proceeds from disposition of property and equipment	171	113
Net cash flows used in investing activities	(2,832)	(3,518)
Financing Activities:
Proceeds from Redbox’s borrowings	14,103	26,750
Repayments of Redbox’s debt obligations	(497)	—
Dividends paid	—	(90)
Principal payments on finance lease obligations	(771)	(817)
Net cash flows provided by financing activities	12,835	25,843
Change in cash, cash equivalents and restricted cash	(4,820)	8,215
Cash, cash equivalents and restricted cash:
Beginning of period	18,478	8,927
End of period	$13,658	$17,142

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

							Additional
	Common Units		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2020	27,799,748	$3	—	$—	—	$—	$223,085	$(221,626)	$—	$1,462
Dividends	—	—	—	—	—	—	—	—	—	—
Stock-based compensation plans and related activity	3,193,549	—	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	—	(27,195)	—	(27,195)
Balance at March 31, 2021	30,993,297	$3	—	$—	—	$—	$223,651	$(248,821)	$—	$(25,167)

Balance at December 31, 2021	—	$—	12,618,516	$1	32,770,000	$3	$302,455	$(332,954)	$(32,456)	$(62,951)
Dividends	—	—	—	—	—	—	—	—	—	—
Stock-based compensation plans and related activity	—	—	—	—	—	—	503	—	1,305	1,808
Net loss	—	—	—	—	—	—	—	(1,444)	(39,430)	(40,874)
Balance at March 31, 2022	—	$—	12,618,516	$1	32,770,000	$3	$302,958	$(334,398)	$(70,581)	$(102,017)

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.

Readers of this unaudited interim Condensed Consolidated quarterly financial information should refer to the audited Consolidated Financial Statements and notes thereto of Redbox Entertainment Inc. and its subsidiaries (“Redbox,” the “Company,” “we,” “our” and “us”) for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and also available on our website (www.redbox.com). Certain footnote disclosures that would substantially duplicate those contained in such audited financial statements or which are not required by the rules and regulations of the SEC for interim financial reporting have been condensed or omitted.

Refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report on Form 10-K for further discussion of the Company’s accounting policies and estimates. Such Annual Report also contains a discussion of the Company’s critical accounting policies and estimates.

Business Update, Going Concern and Strategic Alternatives

Historically, rentals have been correlated with the number and quality of new theatrical titles released in a quarter. During 2021 and for the first three months of 2022, Redbox’s business was negatively impacted by the effects of the ongoing COVID-19 pandemic, which resulted in fewer than expected theatrical releases. In addition, the significant increase in impacts from the Omicron variant caused further disruption to the business. As such, Redbox rentals have not recovered to the extent expected and, notwithstanding the year-over-year increase in new theatrical releases, were lower than pre-COVID-19 levels. As part of an effort to expand its business and transform into a multi-faceted entertainment company, during the fourth quarter of 2021 and into the first three months of 2022, Redbox increased its marketing and on-demand expenditures. Costs also increased as Redbox purchased more content, which were not offset by an increase in revenues.

Redbox has been exploring a number of potential strategic alternatives with respect to the Company’s corporate or capital structure and seeking financing to fund operations and one-time restructuring costs. In March 2022, the Company’s Board of Directors established a Strategic Review Committee to, among other things, consider and oversee strategic alternatives or transactions that may be available to the Company with respect to its corporate or capital structure. Redbox is also executing on a previously announced series of restructuring actions and initiatives to improve its efficiency and reduce its cost structure, including, but not limited to, (i) optimizing its kiosk network and (ii) executing a workforce reduction across its supply chain and corporate teams. However, the risks and uncertainties related to the ongoing adverse effects of the COVID-19 pandemic on the Company’s operating results, together with the Company’s recurring operating losses, accumulated deficit and negative working capital, raise substantial doubt about our ability to continue as a going concern, after consideration of the strategic initiatives outlined below, within one year after the date that the condensed consolidated interim financial statements are issued.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company generated negative cash flows from operations of $14.8 million, had an accumulated deficit of $334.4 million and negative working capital of $79.8 million. The Company evaluated the impact of the additional financing and restructuring actions and initiatives further described below on its ability to continue as a going concern.

On March 29, 2022, the Company completed a reduction in force of 150 employees. One-time restructuring charges of $3.8 million were incurred, the substantial amount of which related to severance. The Company estimates that the workforce reduction will decrease its annual operating costs by approximately $13.1 million.

On April 15, 2022 certain subsidiaries of the Company entered into the Incremental Assumption and Amendment Agreement No. 6, amending its Credit Agreement (the “Sixth Amendment”), pursuant to which the Sixth Amendment Incremental Revolving Lenders (as defined in the Sixth Amendment) agreed to make available to certain subsidiaries of the Company Sixth Amendment Incremental Revolving Commitments (as defined in the Credit Agreement) in an aggregate amount equal to $50.0 million (subsequently restricted to $45.0 million, as discussed in further detail in Note 17: Subsequent Events), the proceeds of which will be used to make payments in accordance with the Budget Plan (as defined in the Credit Agreement) and pay certain fees and expenses. The details of the Sixth Amendment and its terms and conditions are discussed in further detail below in Note 6: Debt.

As a further condition of the Sixth Amendment, the Company issued to HPS Investment Partners, LLC (the administrative agent and collateral agent to the Credit Agreement) and certain affiliates (as defined in the Credit Agreement) warrants, with an exercise price of $0.0001 per share (the “HPS Warrants”), to purchase 11,416,700 shares of Class A common stock of the Company (“Common Stock”) in the event certain milestones were not met under the Amended Credit Agreement. Upon signing of the Merger Agreement (as defined below), the HPS Warrants became void and all rights of the warrant holders thereunder to exercise the HPS Warrants ceased.

In connection with the Sixth Amendment, on April 15, 2022, the Company entered into a Voting and Support Agreement with AP VIII Aspen Holdings, L.P. (“Aspen”), Seaport Global SPAC, LLC and Redwood Holdco, LP (“Redwood”), (collectively the “Stockholders”), whereby the Stockholders agreed to vote their shares of the Company (i) in favor of any strategic transaction approved and recommended by the Company’s Board of Directors (the “Board”), or any committee to which the Board delegates authority, subject to certain terms and conditions (each, a “Transaction”), (ii) in opposition to any transaction involving the Company that has not been approved and recommend by the Board, and (iii) in favor of any directors that are proposed or nominated to the Board by the Company at any annual meeting of the Company.

The Company further agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses).

In connection with the execution of the Sixth Amendment, the Company also implemented certain changes to the composition and size of its Board of Directors as further described in the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022. The Strategic Review Committee of the Board was also dissolved in connection with these changes.

In connection with the Company’s entry into the Voting and Support Agreement, Redwood permanently waived the “Early Termination Payment” by the Company (or an affiliate) to Redwood that could have resulted from a provision in that certain Tax Receivable Agreement dated as of October 22, 2021 (“TRA”), which would have been triggered upon the change to the Board’s composition.

Additionally, under the Voting and Support Agreement, the Company and Redwood agreed, in connection with the consummation of a Transaction, to (a) terminate the TRA upon the consummation of a Transaction and (b) waive all claims under the TRA with such waiver being effective upon the consummation of such Transaction.

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment (“CSSE”), pursuant to which, the Company will become a wholly owned subsidiary of CSSE (the “Merger Agreement”). As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE provided, that the Company, under the Sixth Amendment Incremental Revolving Facility, restricts its borrowings to $45.0 million. See Note 17: Subsequent Events and the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022 for additional information regarding the CSSE merger.

Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company is unable to implement one or more of the contemplated strategic alternatives, an event of default will occur under the Credit Agreement, and the Company could continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the implementation of one or more of the Company’s strategic initiatives will be successful, or as to the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address these matters, will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.

Note 2:    Property and Equipment

	March 31,	December 31,
Dollars in thousands	2022	2021
Kiosks and components	$190,661	$190,496
Computers, servers, and software	101,912	99,123
Leasehold improvements	4,152	4,129
Office furniture and equipment	676	676
Leased Vehicles	11,178	11,380
Property and equipment, at cost	$308,579	$305,804
Accumulated depreciation	(271,836)	(265,180)
Property and equipment, net	$36,743	$40,624

Note 3:    Leases

The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and not restated comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carryforward historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Lastly, we elect the short-term lease recognition exemption for our leases. This means for short-term leases, we will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU asset or lease liabilities for existing short-term leases of those assets in transition. In preparation for adoption of the standard, we have implemented internal controls to enable the preparation of financial information.

The Company recorded ROU assets of $9.1 million and lease liabilities for operating leases of $9.4 million as of January 1, 2022. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

The Company has operating leases primarily for office space, distribution centers, and other equipment. The Company also has finance leases for their fleet. The Company's leases have remaining lease terms of up to approximately 4 years. Most leases are not cancelable prior to their expiration. The expected term of the lease used for computing the lease liability and right-of-use ("ROU") asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present, such as, whether a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration

Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are reflected in "Operating lease right-of-use assets" in the Company's unaudited condensed consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are reflected in “Operating lease liabilities, current portion” and “Operating lease liabilities, non-current portion” in the Company's March 31, 2022 unaudited condensed consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's unaudited condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Accrued and other current liabilities” and “Other long-term liabilities” line items in the Company's March 31, 2022 unaudited condensed consolidated balance sheet. Finance lease ROU assets are amortized on a straight-line basis over the lease term.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Although separation of lease and non-lease components is required, certain practical expedients are available to entities. We will not elect to take advantage of the ability to combine lease and non-lease components. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Variable lease payments that are based on an index or rate are included in the measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

The components of lease cost were as follows:

Three Months Ended March 31,
Dollars in thousands	2022
Operating lease cost	$1,032

Finance lease cost
Amortization of right-of-use assets	709
Interest on lease liabilities	29
Total finance least cost	$738

Short-term lease cost(1)	58
Total lease cost	$1,828

(1)	Short-term lease cost primarily consists of leases with a lease term of 12 months or less.

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
Dollars in thousands	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,091
Financing cash flows from financing leases	771

March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	3.2
Finance leases	1.2

Weighted average discount rate:
Operating leases	9.25%
Finance leases	3.51%

The expected future payments relating to the Company's operating and finance lease liabilities at March 31, 2022 are as follows:

Dollars in thousands	Operating Leases	Finance Leases
Nine months ending December 31, 2022	$2,771	$1,441
Year ending December 31,
2023	3,073	1,003
2024	2,284	401
2025	1,681	154
2026	—	—
Thereafter	—	—

Total lease payments	$9,809	$2,999
Less imputed interest	(1,253)	—
Total	$8,556	$2,999

Note 4:    Goodwill and Other Intangible Assets

Goodwill is evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value.

During the first quarter of 2022, the Company completed a quantitative impairment analysis for goodwill related to its Legacy and Digital reporting units due to its financial performance. Based on this analysis, the Company concluded the fair value of its Legacy and Digital reporting units exceeded its carrying value and as such, no impairment charge was recorded.

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

The following table summarizes the changes in goodwill by reportable segment:

	Legacy	Digital
Dollars in thousands	Business	Business	Total
Balance as of December 31, 2021	$144,014	$3,509	$147,523
Balance as of March 31, 2022	$144,014	$3,509	$147,523

The following table summarizes the carrying amounts and accumulated amortization of intangible assets:

	March 31, 2022				December 31, 2021
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Dollars in thousands	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Contracts with retailers	7 years	$370,000	$(291,301)	$78,699	$370,000	$(278,087)	$91,913
Trade name	7 years	60,000	(47,238)	12,762	60,000	(45,095)	14,905
Contactable customer list	7 years	40,000	(31,492)	8,508	40,000	(30,063)	9,937
Developed technology	7 years	30,000	(23,620)	6,380	30,000	(22,548)	7,452
Total intangible assets subject to amortization		$500,000	$(393,651)	$106,349	$500,000	$(375,793)	$124,207

The Company recognized amortization expense of $17.9 million for each of the three months ended March 31, 2022 and 2021.

There was no impairment of goodwill and other intangible assets for the three months ended March 31, 2022 and 2021.

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

Note 5:    Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
Dollars in thousands	2022	2021
Accrued payroll and other related expenses	$24,900	$23,901
Accrued revenue share	9,338	11,786
Deferred revenue	9,401	9,553
Income taxes payable	183	—
Other	14,744	12,515
Total accrued and other current liabilities	$58,566	$57,755

Note 6:    Debt

	March 31,	December 31,
Dollars in thousands	2022	2021
Term B Facility	$271,562	$271,562
Paid-In-Kind Interest related to Term Loan Facility	38,394	31,480
Revolving Credit Facility	29,104	15,000
Paid-In-Kind Interest related to Revolving Credit Facility	3,145	2,731
Union Revolving Credit Facility	4,119	4,616
Total debt outstanding	$346,324	$325,389
Less: Unamortized debt issuance costs	(3,414)	(3,823)
Total debt, net	$342,910	$321,566
Portion due within one year	$41,539	$34,211
Total long-term debt, net	$301,371	$287,355

On October 20, 2017, Redbox Automated Retail, LLC (“RAR”) entered into a credit agreement (“Credit Agreement”), which provided for:

●	a first lien term loan facility (the “Term Loan B”), in an aggregate principal amount of $425.0 million, with a five-year maturity; and
●	a first lien revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B, the “Senior Facilities”), in an aggregate principal amount of up to $30.0 million, with a five-year maturity.

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

As of March 31, 2022 there was no remaining borrowing capacity under the Revolving Credit Facility.

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

On April 15, 2022, RAR entered into a sixth amendment to its Credit Agreement (the “Sixth Amendment”) (capitalized terms used herein are defined in the Credit Agreement as amended through the Sixth Amendment).  Pursuant to the Sixth Amendment, an additional aggregate $50.0 million in financing under the Credit Agreement have been made available to the Company subject to certain conditions, the proceeds of which will be used to make payments in accordance with the Budget Plan and pay certain fees and expenses. From April 15, 2022 until the Signing Deadline Date, borrowings under the Sixth Amendment Incremental Revolving Facility were limited to no more than $15.0 million in the aggregate.  Pursuant to the Credit Agreement, additional borrowings of $35.0 million became available on May 10, 2022, as a result of the Company entrance into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”), pursuant to which, the Company will become a wholly owned subsidiary of CSSE.  See Note 17: Subsequent Events in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information regarding the CSSE merger.  Pursuant to the CSSE merger agreement, such merger shall be consummated not later than October 31, 2022.

Changes to the Credit Agreement effected by the Sixth Amendment included the following:

●	Call protection on the loans was modified so that at any time prior to maturity, a make-whole payment will be payable (i) on the Sixth Amendment Incremental Revolving Loans if such loans are repaid or prepaid with a corresponding permanent commitment reduction and (ii) on the existing Term B Loans, Term B-1 Loans, and Revolving Facility Loans on the amount of such loan repaid or prepaid. The make-whole will not be payable if such loans are prepaid in full upon the consummation of the Company Sale on or prior to the Company Sale Outside Date.
●	Events of Default were added including:
o	Failure to meet Company Sale Milestones (including failure to consummate the Company Sale by October 31, 2022 (or such later date as agreed by the Administrative Agent)).
o	Failure to meet cost-cutting milestones, subject to a 5 day grace period.
o	Termination of an Acceptable Purchase Agreement other than in connection with the replacement thereof with certain replacement purchase agreements acceptable to the Administrative Agent, subject to a 5 day grace period.
o	Termination or cessation of validity of Voting and Support Agreement.

Union Revolving Credit Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20.0 million revolving credit facility with Union Bank (the “Union Revolving Credit Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. Borrowings outstanding under the Union Revolving Credit Facility as of March 31, 2022 and December 31, 2021 were $4.1 million and $4.6 million, respectively.

Borrowings under the Union Revolving Credit Facility will bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Revolving Credit Facility was 4.25% as of March 31, 2022 and December 31, 2021, respectively.

On April 15, 2022, the Company agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). Availability under the Union Revolving Credit Facility as of May 10, 2022 is $2.3 million.

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

Interest Rates and Fees

As of March 31, 2022 and December 31, 2021, the borrowing interest rate for the Senior Facilities was 9.25%.

Amortization and Prepayments

Required minimum principal amortization payments under the Senior Facilities as of March 31, 2022, are as follows:

Repayment
Dollars in thousands	Amount
2022	$38,394
2023	—
2024	271,562
Total	$309,956

In addition, the Senior Facilities require RAR to prepay outstanding term loan borrowings, subject to certain exceptions, with:

●	a certain percentage set forth in the Credit Agreement governing the Senior Facilities of RAR’s annual excess cash flow, as defined under the Senior Facilities;
●	a certain percentage of the net cash proceeds of certain non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and
●	the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

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

All obligations under the Union Revolving Credit Facility are guaranteed by all direct and indirect wholly owned subsidiaries of the Company’s Redbox Entertainment, LLC entity.

Letters of Credit

As required under the Senior Facilities, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $3.1 million and $3.4 million as of March 31, 2022 and December 31, 2021, respectively.

In October 2021, the Company entered into a letter of credit arrangement of $0.8 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral.

The Company’s letter of credit arrangements are classified as restricted cash and reflect balances of $3.9 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.

Note 7:    Interest Rate Derivatives

The Company entered into an interest rate swap on October 22, 2018 to manage its exposure to changes in the interest rates related to its term loan (“Term B Facility”) following the Amendment discussed in Note 5: Debt. The swap is not designated as a hedging instrument and is reported at fair value with changes in fair value reported directly in earnings. The Company’s hedge consists of interest rate swaps, which was used to mitigate interest rate risk.

Under the terms of the agreement, the Company entered into a three-year fixed-for-floating interest rate swap agreement with Nomura Global Financial Products, Inc. for a fixed notional amount of $200.0 million to swap the variable rate portion of interest payments tied to the one-month LIBOR under its term loans for fixed interest payments. The swap effectively locked in an average of a three-year forward curve for the one-month LIBOR at a fixed rate of 3.0335%, resulting in a total interest rate on the $200.0 million notional of 10.2835%. The interest rate swap agreement expired on October 31, 2021. See Note 6: Debt for additional disclosures about the Company’s Term B Facility.

The following table discloses the effect of the Company’s derivative instrument on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
Dollars in thousands	2022	2021
Interest and other income (expense), net	$—	$1,432

Note 8:    Segment Information and Geographic Data

The Company currently conducts its business through two operating segments: (1) Legacy Business and (2) Digital Business. For all periods presented, the Company did not operate outside the United States and Puerto Rico (collectively the United States). As such, all of the Company’s long-lived assets are located in the United States.

The Company’s Legacy Business operates a network of approximately 38,000 self-service kiosks where consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM (“movies”). The Company’s Legacy Business also produces, acquires, and distributes movies exclusively through its Redbox Entertainment label, as well as generating service revenue by providing installation, merchandising and break-fix services to other kiosks businesses. Our Legacy Business also includes corporate general and administrative expenses, which include technology and public company costs, along with corporate overhead expenses related to our Digital Business.

The Company’s Digital Business provides both transactional and ad-supported digital streaming services, which include 1) Redbox On Demand, a transactional service which provides digital rental or purchase of new release and catalog movies and TV content, 2) Redbox Free On Demand, an ad-supported service providing free movies and TV shows on demand, and 3) Redbox Free Live TV, a free, ad-supported television service giving access to more than 145 linear channels. Furthermore, the Company monetizes digital advertising space in Redbox emails and apps amongst other platforms, which is referred to as Media Network. The Digital Business includes expenses directly attributable to this business.

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

Summarized financial information by segment is as follows:

	March 31,
Dollars in thousands	2022	2021
Net revenue
Legacy Business	$48,767	$67,637
Digital Business	14,460	9,093
Total	$63,227	$76,730
Adjusted EBITDA
Legacy Business	$(15,553)	$334
Digital Business	2,015	968
Total	$(13,538)	$1,302

The following is a reconciliation of Adjusted EBITDA to loss before income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Loss before income taxes	$(40,848)	$(36,474)
Add:
Depreciation and amortization	25,090	27,526
Interest and other (income) expense, net	(7,343)	7,247
Business optimization(a)	—	550
One-time non-recurring(b)	3,743	364
New business start-up costs(c)	—	171
Restructuring related(d)	4,012	1,352
Stock-based compensation expense	1,808	566
Adjusted EBITDA	$(13,538)	$1,302
(a)	Business optimization costs include employee retention costs, IT costs as well as consulting costs for certain projects.
(b)

Includes costs related to project costs and initiatives, as well as bank, legal and other fees in connection with the Company’s debt financing activities. During the three months ended March 31, 2022, the Company incurred $3.7 million in one-time legal and advisory expenses as the Company explores strategic alternatives.

(c)	Includes costs to support the Company’s On Demand and AVOD offerings, along with costs related to the Company’s service and media network businesses.
(d)

Restructuring related costs include such items as employee severance charges and costs incurred related to removing kiosks. During the three months ended March 31, 2022, the Company incurred severance and related costs of $3.8 million in connection with a reduction in force, which are reflected in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Note 9:    Earnings Per Share

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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock:

Dollars in thousands, except per share amounts	Three Months Ended March 31,
Basic and Diluted EPS	2022	2021

Numerator:
Net loss	$(40,874)	$(27,195)
Less: net loss attributable to non-controlling interests	(39,430)	N/A
Net loss attributable to Redbox Entertainment Inc. — Basic and Diluted	$(1,444)	N/A

Denominator:
Weighted average shares of Class A common stock outstanding — Basic and Diluted	12,618,516	N/A

Earnings per share of Class A common stock outstanding — Basic and Diluted	$(0.11)	N/A

Shares of the Company’s Class B common stock do not share in the earnings or losses, are not entitled to receive dividends, or to receive any portion of assets upon liquidation of the Company, and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

As the Company was in a loss position for the three months ended March 31, 2022 and 2021, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Public and private placement warrants	16,848,733	N/A

Note 10:  Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 12,618,516 shares issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. From time to time, holders of Class B common stock may exchange Class B common stock on a one-for-one basis with Redwood Intermediate common units held by such holders for Class A common stock. At March 31, 2022, there were 32,770,000 Class B common stock issued and outstanding.

Non-controlling Interest — Non-controlling interest represents the equity interest in Redwood Intermediate LLC held by holders other than the Company. On October 22, 2021, upon the close of the Business Combination, Redwood Holdco, LP’s equity ownership percentage in Redwood Intermediate LLC was approximately 72.2%. The Company has consolidated the financial position and results of operations of Redwood Intermediate LLC and reflected the proportionate interest held by Redwood Holdco, LP as non-controlling interest in the accompanying consolidated balance sheet. As of March 31, 2022, Redwood Holdco, LP’s equity ownership percentage in Redwood Intermediate LLC was approximately 72.2%.

Note 11:  Warrant Liability

At March 31, 2022, there were 10,781,250 Public Warrants and 6,062,500 Private Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

As of March 31, 2022 and December 31, 2021, the Company recorded warrant liabilities of $4.1 million and $17.8 million, respectively, in the condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company recognized a gain of $13.8 million on the change in fair value of the warrant liabilities in Interest and other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.

Note 12: Fair Value Measurements

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
Dollars in thousands	Level	2022	2021
Liabilities:
Warrant Liability – Public Warrants	1	$2,480	$11,213
Warrant Liability – Private Placement Warrants	3	1,576	6,608
Total Warrant Liability		$4,056	$17,821

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The warrant liabilities were measured at fair value at the closing of the Business Combination and are measured at fair value on a recurring basis, with changes in fair value presented within Interest and other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.

Measurement

The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 are classified Level 3 due to the use of unobservable inputs.

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.40%	1.20%
Expected term (years)	4.60	4.80
Expected volatility	55.0%	31.4%
Stock price	$2.36	$7.41

As of March 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.23 and $0.26 per warrant, respectively, for aggregate values of approximately $2.5 million and $1.6 million, respectively.

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $1.04 and $1.09 per warrant, respectively, for aggregate values of approximately $11.2 million and $6.6 million, respectively.

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2022:

		Private	Warrant
Dollars in thousands	Public	Placement	Liabilities
Valuation as of December 31, 2021	$11,213	$6,608	$17,821
Change in valuation inputs or other assumptions	(8,733)	(5,032)	(13,765)
Fair value as of March 31, 2022	$2,480	$1,576	$4,056

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

Note 13:    Commitments and Contingencies

The Company leases office facilities and certain equipment necessary to maintain its information technology infrastructure. Rent expense, net of sublease income, under its operating lease agreements was $1.0 million and $1.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The Company also leases automobiles under finance leases expiring at various dates through September, 2025. Management assesses these leases as they come due as to whether it should purchase, enter into new finance leases, or enter into operating leases.

Assets held under finance leases are included in Property and equipment, net on the unaudited Condensed Consolidated Balance Sheets and include the following:

Dollars in thousands	March 31, 2022	December 31, 2021
Gross property and equipment	$11,178	$11,380
Accumulated depreciation	(7,727)	(7,285)
Net property and equipment	$3,451	$4,095

Content License Agreements

The Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers.

Total estimated movie content commitments under the terms of the Company’s content license agreements in effect as of March 31, 2022 is presented in the following table:

Dollars in thousands	Total	2022	2023
Minimum estimated movie content commitments	$49,574	$40,709	$8,865

Legal Matters

The Company is involved from time to time in legal proceedings incidental to the conduct of its business. The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its consolidated financial statements.

Note 14:    Income Taxes

The Company’s effective tax rate was (0.1)% and 25.4% for the three months ended March 31, 2022 and 2021, respectively. Due to the full valuation allowance on our deferred tax assets, the tax provision for the three months ended March 31, 2022 does not reflect any material tax expense.

Tax Years Open for Examination

As of March 31, 2022, the years 2018 through 2021 were open under statutes of limitations for possible examination by the U.S. federal and most state tax authorities. There are currently no active examinations by the U.S. federal or state taxing authorities.

Waiver to Tax Receivable Agreement

As discussed in Note 1: Basis of Presentation, in connection with the Company’s entry into the Voting and Support Agreement, Redwood permanently waived the “Early Termination Payment” by the Company (or an affiliate) to Redwood that could have resulted from a provision in that certain Tax Receivable Agreement dated as of October 22, 2021 (“TRA”), which would have been triggered upon the change to the Board’s composition.

Additionally, under the Voting and Support Agreement, the Company and Redwood agreed, in connection with the consummation of a Transaction, to (a) terminate the TRA upon the consummation of a Transaction and (b) waive all claims under the TRA with such waiver being effective upon the consummation of such Transaction.

Note 15:    Related-Party Transactions

The Company receives and provides certain operating support under commercial services agreements with affiliates of Apollo, primarily ecoATM. A summary of the amounts due to/from such related parties is presented below:

	March 31,	December 31,
Dollars in thousands	2022	2021
Due from related parties, net	$4,370	$3,813
Due to related parties, net	$74	$74

The balance in amounts due to related parties primarily includes the unpaid dividends related to employee and non-employee directors.

Revenues from related parties for the three months ended March 31, 2022 and 2021 were $5.6 million and $3.8 million, respectively.

Note 16:    Additional Supplemental Cash Flow Financial Information

Cash, Cash Equivalents and Restricted Cash:

	March 31,	December 31,
Dollars in thousands	2022	2021
Cash and cash equivalents	$9,763	$14,320
Restricted cash	3,895	4,158
Cash, cash equivalents and restricted cash	$13,658	$18,478

Cash Interest and Taxes:

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$37	$91

Non-cash Transactions

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Purchases of property and equipment financed by finance lease obligations	$83	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,102	$—
Purchases of property and equipment included in ending trade payables or accrued and other current liabilities	$210	$213

Note 17:    Subsequent Events

We have evaluated subsequent events through May 13, 2022, the date on which the financial statements were issued, and based on our review did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except the following:

Departure and Appointment of Certain Officers

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 25, 2022, on April 24, 2022, Kavita Suthar notified the Company of her intention to resign from her position as Chief Financial Officer, effective as of May 16, 2022. Ms. Suthar will remain in her position as Chief Financial Officer until the date her resignation becomes effective.

The Company’s Board of Directors appointed Mitchell Cohen, to serve as interim Chief Financial Officer of the Company. Mr. Cohen joined the Company on April 25, 2022, performing transitional services until he assumes the interim Chief Financial Officer position effective May 17, 2022.

Merger Agreement

On May 10, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with Chicken Soup for the Soul Entertainment, Inc., a Delaware corporation (“CSSE”), RB First Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of CSSE (“Merger Sub”), RB Second Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CSSE (“Merger Sub LLC”), Redwood Opco Merger Sub LLC, a Delaware limited liability company and direct wholly owned subsidiary of CSSE (“Opco Merger Sub LLC”) and Redwood Intermediate LLC, a Delaware limited liability company (“Opco LLC”). Pursuant to the Merger Agreement, (i) Merger Sub Inc. will merge with and into Redbox (the “First Company Merger”), with Redbox continuing as the surving entity (the “Surviving Corporation”), (ii) simultaneously with the First Company Merger, Opco Merger Sub LLC will merge with and into Opco LLC (the “Opco Merger”), with Opco LLC continuing as the surviving entity (the “Opco Surviving Company”) and (iii) immediately following the First Company Merger and Opco Merger, the Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Second Company Merger, and together with the First Company Merger and the Opco Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement, the “Merger Transactions”).

As a result of the Mergers, at the closing of the Merger Transactions, the Company will become a wholly owned subsidiary of CSSE. At the effective time of the First Company Merger (the “Effective Time”), each share of the Company’s Class A common stock will be cancelled and represent the right to receive 0.087 shares (the “Exchange Ratio”) of Class A common stock, par value of $0.0001 per share, of CSSE (the “CSSE Class A Common Stock”), each share of the Company’s Class B common stock will be automatically cancelled for no additional consideration and each Opco LLC Unit will be converted into the right to receive a number of shares of CSSE Class A Common Stock equal to the Exchange Ratio. The closing of the Merger Agreement is subject to customary conditions, including expiration or termination of waiting periods under the HSR Act, if applicable, the approval of the Merger Agreement and the Merger Transactions by the Company’s shareholders, the listing of CSSE Class A Common Stock on Nasdaq and the registration statement on Form S-4 registering the CSSE Class A Common Stock to be issued as consideration in the Mergers becoming effective.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022 for additional information regarding the Merger Agreement and the Merger Transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

For its Legacy Business, the Company operates a nationwide network of approximately 38,000 self-service kiosks where consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM (“movies”). The Company also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses. Finally, the Company acquires, and distributes movies exclusively through its film distribution label, Redbox Entertainment, LLC, acquiring rights to talent-led films that are distributed across Redbox platforms as well as through third party digital services. For its Digital Business, the Company provides both transactional and ad-supported digital streaming services, which include 1) Redbox On Demand, a transactional service providing digital rental or purchase of new release and catalog movies and TV content, 2) Redbox Free On Demand (AVOD), an ad- supported service providing free movies and TV shows on demand, and 3) Redbox Free Live TV (FLTV), a free, ad-supported television service giving access to over 145 linear channels. The Company also sells third-party display advertising via its mobile app, website, and e-mails, as well as display and digital video advertising at the kiosk.

Due to risks and uncertainties related to the ongoing adverse effects of the COVID-19 pandemic on the Company’s operating results, together with the Company’s recurring operating losses, accumulated deficit and negative working capital, there is substantial doubt as to our ability to continue as a going concern. See “Business Update, Going Concern and Strategic Alternatives.”

Redbox Legacy Business

Redbox’s mission has always been to make it ridiculously cheap and easy for customers to get the home entertainment they want. Redbox provides exceptional customer value with new release movie disc rentals priced at approximately $2.00 a night, about one-third of the cost of a digital rental, which are typically $5.99 or more on digital retail platforms. Customers have the flexibility to rent a movie from one location and return their rental to any kiosk. Kiosks are located primarily in retail centers that experience heavy foot traffic, including grocery stores, mass retailers, drug stores, dollar retailers, and convenience stores. With approximately 32,000 locations and more than 150 retail partners, consumers have convenient access to kiosks as part of their routine shopping experiences. Revenue is generated primarily through the fees charged to rent or purchase a movie at the kiosk. In turn, Redbox pays retailers a percentage of the revenue generated at the Redbox kiosks installed at their locations. The Company obtains content through revenue sharing agreements and license agreements with major studios as well as through direct purchases from independent distributors and other suppliers.

Redbox has built a unique asset in its loyalty and rewards program, Redbox Perks, which currently boasts approximately 40 million members. Customers earn points for their rentals or purchases and can use those points for free rentals in the future. This tiered loyalty program gives the Company the ability to reward its most loyal and valuable customers while providing a currency for incenting increased transaction frequency and other behaviors, such as downloading the Redbox app or trying new products and services. Redbox Perks is a vehicle to provide greater value to customers and is central to its marketing and customer strategy. The program is a differentiator in the market and competitive advantage for Redbox. Redbox’s customers are value-conscious, love movies and entertainment, and tend to be late-adopters of new technology. Given the scale of the existing customer base, the Company has built a sizable marketing program that includes approximately 45 million e-mail subscribers, approximately 5 million SMS subscribers, approximately 45 million mobile app downloads, and nearly 400 million weekly impressions at retail.

To drive further engagement with our customers, Redbox established Redbox Entertainment, LLC as a movie distribution label. Through this label, the Company acquires North American rights and distributes feature films through Redbox kiosks, Redbox On Demand, third party digital transactional platforms and other streaming services. Redbox Entertainment acquires rights to finished films and also commits to slate financing deals for films to be produced, giving the Company input on creative direction. The Company generates gross profit from these films through promotional initiatives on its own platform and by selling downstream window rights to subscription streaming services. Moreover, because the Company acquires long term exclusive rights to these films, Redbox is building a content library which can be used on its Free On Demand (AVOD) and Free Live TV (FLTV) services or further licensed to other streaming platforms in future windows.

In addition, Redbox Entertainment benefits from the Company’s robust rental data that has been accumulated over the years, giving the Company proprietary insights into what titles and talent will perform well on its platforms. The Company has released a number of films since 2019 under the Redbox Entertainment label. The Company has already announced a slate deal with Basil Iwanyk, the producer of the blockbuster John Wick franchise, committing to 12 action/thriller films over the next several years.

Finally, Redbox has a service business, which employs a team of best-in-class field workers nationwide to manage kiosk installation, merchandising and break-fix services. In addition to maintaining Redbox’s kiosk network, the Company’s service team also supports other kiosk businesses. The Company has service agreements with multiple companies that have national and regional kiosk networks and since June of 2020, Redbox has been the primary vendor for Amazon to service their expanding Amazon Hub Locker locations. The service business helps mitigate the costs of the field operations for the Legacy DVD business while generating incremental margin dollars.

Redbox Digital Business

Redbox is rapidly expanding its digital product offering, leveraging its customer and marketing scale to transform the brand. The Company is building a digital ecosystem that consumers can use as a one stop shop for their entertainment needs by engaging with a variety of digital video services within the Redbox app in an integrated, easy-to use format. This simplifies the customer experience, drives multi-product adoption, and minimizes customer churn. These services span multiple business models including transactional, ad-supported, and anticipated in the future, subscription. The Company’s digital products are available to stream across web browsers, mobile devices, and almost every major consumer device, including Roku, Apple TV, Samsung, LG, AndroidTV, VIZIO, Xbox and PlayStation.

In December 2017, the Company launched Redbox On Demand, a digital transactional video-on-demand service (TVOD), allowing customers to rent or buy new release and catalog digital movies and television episodes, with new release prices typically ranging from $5.99 to $24.99 and catalog movies from $1.99 to $3.99, not including any discounts. Since 2020, customers have also been able to digitally rent movies that are still in theaters, which is known as Premium Video-On-Demand (PVOD). Customers pay a transactional fee to rent or buy content while earning Redbox Perks loyalty points every time they transact. Redbox On Demand has seen rapid growth and adoption with nearly 4 million customers since launch. That growth has been fueled primarily though leveraging the Company’s own marketing channels including e-mail and SMS and offering rewards points and other promotional activity to drive digital customer acquisition.

In February 2020, the Company launched Redbox Free Live TV (FLTV), an ad-supported digital linear television service, as a complement to the existing transactional On Demand service. With over 145 linear channels and growing, including five Redbox branded and programmed channels, Free Live TV gives customers the opportunity to channel surf and find content that interests them. A variety of these Redbox- branded channels, are currently syndicated to the Roku Channel, LG Channels and Vizio Watchfree services, which drives greater viewership and revenue. The Company has plans to continue syndicating Redbox programmed channels to additional 3rd party services.

Redbox launched an ad-supported Free On Demand (AVOD) service in December 2020. AVOD gives consumers complete control over when and what they watch, and combined with Redbox’s growing AVOD library, which has more than 10,000 movies and TV episodes, consumers have a broad amount of content to choose from. The ad-supported services (FLTV and AVOD) have seen strong growth in engagement as new channels and titles are added and awareness of the offering grows.

Finally, Redbox operates a media advertising business which monetizes more than 100 million monthly display and digital video ad-impressions across its mobile app, web, e-mail and kiosk network. The Company drives advertising revenue through a mix of programmatic advertising and direct sales. Direct ad sales for the media above as well as video advertising for Free On Demand and FLTV are driven by both internal sales team and strategic sales partnerships with Screenvision and the Palomino Media Group.

Growth Strategy

Redbox’s transformation into a multi-faceted entertainment company creates multiple areas for future growth. The Company’s expansion into AVOD and our intended eventual expansion into SVOD channels allows Redbox to participate in a very large and rapidly growing market. The Company believes it can create long-term value through its focus on:

Growing multi-product customers. Redbox intends to grow multi-product customers through increasing customer acquisition marketing and spend across streaming device partners, marketing at the kiosk, and other external paid media. To date, the Company has relied primarily on e-mail and SMS channels to drive customer acquisition. Thus, over time, with increased spend and attention via these additional channels, and with more content and services offered, the Company expects to drive greater customer growth. Redbox intends to also drive greater multi-product customer adoption through improved CRM, greater personalization and targeted use of promotions to create more personalized customer funnels to encourage users to trial and adopt other digital services within the Redbox app.

Accelerating AVOD adoption. Redbox projects growth for the Company’s ad-supported service through measured investment to expand the Free Live TV and Free On Demand content offerings. Through increased content volume and improved content quality, the Company expects to drive higher engagement and more hours watched per customer. Further, this improved content is expected to drive an increase in customers, accelerating the business while maintaining a reasonable customer acquisition cost.

Ramping Content Acquisition. Redbox Entertainment drives additional revenue in two ways. First, it provides more content for Redbox kiosks, On Demand and the ad-supported offerings; secondly, it generates revenue from distribution and licensing to other streaming platforms. The Company expects to ramp the number of Redbox Entertainment branded releases to 36 a year over time. The number of releases will naturally ramp as committed titles complete production and are delivered and the pipeline continues to grow.

Launching SVOD channels platform. As part of its long-term growth strategy, the Company’s intended launch of Redbox’s SVOD channels service will become another meaningful revenue stream. Redbox would act as the merchant of record, collecting 100% of the subscription revenue before paying the SVOD channel owner’s revenue share. By providing access to multiple SVOD channel options, customers could easily subscribe to one or more SVOD services all within the Redbox app, and Redbox could merchandise the third party SVOD content and service via the approximately 45 million Redbox app downloads on mobile devices, streaming media players, game consoles, and connected televisions.

Impact of COVID-19 and Emerging Industry Trends

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. Public and private sector policies and initiatives to reduce the transmission of COVID-19 varied significantly across the United States. Throughout 2021, a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses including retail operations, requirements that individuals remain in or close to their homes, school closures, theater closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. These restrictions not only impacted how the Company’s customers used its products and services but also affected content production, release and distribution. As a result of these restrictions, many consumers subscribed to additional streaming services to satisfy their content needs as the number of new release movies, released theatrically and through home entertainment, decreased by more than 50% in both 2020 and 2021 compared with 2019, which had 140 theatrical titles. During 2020 and 2021, the Company experienced a decline in physical movie rentals, due in part to a significant decline in new movie releases and theater closures along with governmental and retail store restrictions. The Company’s On Demand transactional offering is also dependent on new releases, albeit at a lesser level than the physical business as the On Demand platform has a larger catalog offering. Beginning in the second half of 2020, the growth potential of Redbox On Demand was negatively impacted by fewer new releases and changes in release strategy by studios throughout the pandemic.

Starting late in 2021 and into the first quarter of 2022, the U.S. population experienced a wave of illness brought on by a variant of COVID-19, widely referred to as the Omicron variant. During the peak holiday rental season as content started to release at Redbox, the variant began to spread amongst the population, again impacting customer rental behavior. The disruptions from

Omicron, including additional delays of productions and movie releases by studios, further drove periods of no new releases and resulted in studios exploring and pursuing alternative release strategies for their films, including straight to streaming services, day-and-date releases, and PVOD releases.

As a result of temporary theater closures during the COVID-19 pandemic, studios and content producers either delayed the release of movies into future periods or experimented with alternative release strategies which altered the typical release strategy for new movies. One alternative release method, was to sell movies directly to subscription services for exclusive release on their respective platforms. As a result, these titles were not available through a traditional transactional On Demand window, thus leading to fewer new release titles available to the Company. However, as studios continue to evolve their window release strategies, more and more studios are retaining their home entertainment distribution rights despite the initial sale of a title to a streaming service. This allows Redbox to make the movie available for rental through the kiosk and possibly On Demand at a later date. The Company expects studios to sell titles directly to streaming services from time to time, but it may be less likely going forward with the reopening of theatrical exhibitors and the opportunity to achieve higher returns for both studios and artists. The Company is further mitigating the impact of titles sold exclusively to subscription services by building out a library of content via its Redbox Entertainment label. Redbox Entertainment titles are available physically and digitally on Redbox platforms and are monetized across other platforms.

The second alternative release strategy that emerged, known as a day-and-date release, is a simultaneous release on a studio’s own digital platform as well as a theatrical release to provide optionality to those customers who are not ready to return to the theater. This shared window strategy can negatively impact the physical rental performance of a title as most of these titles release at a later date at the kiosk and transactionally on Redbox On Demand in a subsequent window. Studios who have previously released titles on streaming services on the same date as in theatres in 2021 have announced plans to return to theatrical windows of 45 to 90 days, before these titles go to home entertainment; however, studios continue to experiment with timing of releases on their owned and operated platforms which may continue to negatively impact Redbox’s ability to monetize future titles.

The third alternative release is known as premium video on demand or “PVOD” which creates an early transactional window for an at-home digital theatrical release at a higher price point, typically $19.99. The PVOD releases provided consumers a way to watch new releases at home while theaters remain shuttered. Redbox On Demand participates in and benefits from PVOD releases as it provides an early window option to Redbox customers at higher price points.

The Company expects studios to return to a more normal release slate as COVID-19 restrictions continue to ease due to the relationship with theatrical exhibitors and the draw of higher margin potential. Nevertheless, a number of titles continue to shift back further in 2022 and into 2023. In the first quarter of 2022, Redbox experienced intermittent periods of no new releases causing inconsistency in titles available at Redbox kiosks and on the Redbox On Demand platform, impacting rental performance. The Company expects new release content to build back up throughout 2022 as the pandemic subsides. This expectation is based on known titles delayed from 2020 and 2021, which are planned for release in 2022 and 2023.

The Company will continue to build out its digital offerings on both linear and on demand ad-supported to provide more options for customers to consume content at varying price points including free with ads. The Company believes that the complement of digital services creates greater utility to its customers and makes the offering more competitive relative to more focused streamers, while also reducing the reliance on content in a single content window.

Business Update, Going Concern and Strategic Alternatives

Historically, rentals have been correlated with the number and quality of new theatrical titles released in a quarter. During 2021 and for the first three months of 2022, Redbox’s business was negatively impacted by the effects of the ongoing COVID-19 pandemic, which resulted in fewer than expected theatrical releases. In addition, the significant increase in impacts from the Omicron variant caused further disruption to the business. As such, Redbox rentals have not recovered to the extent expected and, notwithstanding the year-over-year increase in new theatrical releases, were lower than pre-COVID-19 levels. As part of an effort to expand its business and transform into a multi-faceted entertainment company, during the fourth quarter of 2021 and into the first three months of 2022, Redbox increased its marketing and on-demand expenditures. Costs also increased as Redbox purchased more content, which were not offset by an increase in revenues.

Redbox has been exploring a number of potential strategic alternatives with respect to the Company’s corporate or capital structure and seeking financing to fund operations and one-time restructuring costs. In March 2022, the Company’s Board of Directors established a Strategic Review Committee to, among other things, consider and oversee strategic alternatives or transactions that may be available to the Company with respect to its corporate or capital structure. Redbox is also executing on a previously announced series of restructuring actions and initiatives to improve its efficiency and reduce its cost structure, including, but not limited to, (i) optimizing its kiosk network and (ii) executing a workforce reduction across its supply chain and corporate teams. However, the risks and uncertainties related to the ongoing adverse effects of the COVID-19 pandemic on the Company’s operating results, together with the Company’s recurring operating losses, accumulated deficit and negative working capital, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company generated negative cash flows from operations of $14.8 million, had an accumulated deficit of $334.4 million and negative working capital of $79.8 million. The Company evaluated the impact of the additional financing and restructuring actions and initiatives further described below on its ability to continue as a going concern.

On March 29, 2022, the Company completed a reduction in force of 150 employees. One-time restructuring charges of $3.8 million were incurred, the substantial amount of which related to severance. The Company estimates that the workforce reduction will decrease its annual operating costs by approximately $13.1 million.

On April 15, 2022 certain subsidiaries of the Company entered into the Incremental Assumption and Amendment Agreement No. 6, amending its Credit Agreement (the “Sixth Amendment”), pursuant to which the Sixth Amendment Incremental Revolving Lenders (as defined in the Credit Agreement) will make available to certain subsidiaries of the Company Sixth Amendment Incremental Revolving Commitments (as defined in the Credit Agreement) in an aggregate amount equal to $50.0 million subject to certain conditions, the proceeds of which will be used to make payments in accordance with the Budget Plan (as defined in the Credit Agreement) and pay certain fees and expenses. From April 15, 2022 until the Signing Deadline Date, borrowings under the Sixth Amendment Incremental Revolving Facility (as defined in the Credit Agreement) were limited to no more than $15.0 million in the aggregate. During April 2022, the Company borrowed the available $15.0 million under its Sixth Amendment Incremental Revolving Facility. Pursuant to the Sixth Amendment, additional borrowings of $35.0 million under its Sixth Amendment Incremental Facility would become available if, by no later than May 10, 2022 (the “Signing Deadline Date”), the Company entered into a valid and binding definitive purchase agreement for the sale of all or substantially all of the assets, or all of the equity interests of the Company (the “Company Sale”), and which purchase agreement either (i) provided for the payment in full (principal and interest) of the Senior Facilities other than the Term B-2 Loans or (ii) otherwise was in form and substance reasonably acceptable to the Administrative Agent. Pursuant to the Credit Agreement, the Company Sale shall be consummated no later than October 31, 2022. The details of the Sixth Amendment are discussed in further detail in Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

As a further condition to the Sixth Amendment, the Company issued to HPS Investment Partners, LLC (administrative agent and collateral agent to the Credit Agreement) and certain affiliates (as defined in the Credit Agreement) warrants with an exercise price of $0.0001 per share (the “HPS Warrants”) to purchase 11,416,700 shares of Class A common stock of the Company (“Common Stock”) in the event certain milestones were not met under the Amended Credit Agreement. Upon signing of the CSSE merger agreement, the HPS Warrants became void and all rights of the warrant holders thereunder to exercise the HPS Warrants ceased. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In connection with the Sixth Amendment, on April 15, 2022, the Company entered into a Voting and Support Agreement with AP VIII Aspen Holdings, L.P. (“Aspen”), Seaport Global SPAC, LLC and Redwood Holdco, LP (“Redwood”), (collectively the “Stockholders”), whereby the Stockholders agreed to vote their shares of the Company (i) in favor of any strategic transaction approved and recommended by the Company’s Board of Directors (the “Board”), or any committee to which the Board delegates authority, subject to certain terms and conditions (each, a “Transaction”), (ii) in opposition to any transaction involving the Company that has not been approved and recommend by the Board, and (iii) in favor of any directors that are proposed or nominated to the Board by the Company at any annual meeting of the Company.

The Company further agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of its revolving commitment under its Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses).

In connection with the execution of the Sixth Amendment, the Company agreed to implement certain changes to the composition and size of its Board of Directors, as further described in the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022. The Strategic Review Committee of the Board was also dissolved in connection with these changes.

In connection with the Company’s entry into the Voting and Support Agreement, Redwood permanently waived the “Early Termination Payment” by the Company (or an affiliate) to Redwood that could have resulted from a provision in that certain Tax Receivable Agreement dated as of October 22, 2021 (“TRA”), which would have been triggered upon the change to the Board’s composition.

Additionally, under the Voting and Support Agreement, the Company and Redwood agreed, in connection with the consummation of a Transaction, to (a) terminate the TRA upon the consummation of a Transaction and (b) waive all claims under the TRA with such waiver being effective upon the consummation of such Transaction.

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSE”), pursuant to which, the Company will become a wholly owned subsidiary of CSSE. As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE provided, that the CSSE merger agreement contains an interim covenant that restricts outstanding borrowings by the Company under the Sixth Amendment Incremental Revolving Facility to a maximum of $45.0 million. See Note 17: Subsequent Events in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information regarding the CSSE merger.

For a further discussion on the Sixth Amendment, refer to Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

If the Company is unable to implement one or more of the contemplated strategic alternatives, or if the CSSE merger agreement is terminated (and is not replaced by another Acceptable Purchase Agreement), or consummation of the CSSE merger does not occur on or before October 31, 2022 (or such later date as HPS may agree) an event of default will occur under the Credit Agreement, and the Company could continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the implementation of one or more of the Company’s strategic initiatives will be successful, or as to the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address these matters, will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.

Selected Financial Data and Key Metrics

The selected consolidated financial data below should be read in conjunction with the following MD&A and the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. All references to rentals and net rental revenue presented within MD&A include physical and On Demand rentals and revenue, unless otherwise noted, respectively.

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

Key Financial Measures	March 31,
Dollars in thousands	2022	2021
Total net revenue	$63,227	$76,730
Product cost	$27,290	$28,248
Gross margin	$35,937	$48,482
Gross margin %	56.8%	63.2%
Adjusted EBITDA	$(13,538)	$1,302
Adjusted EBITDA as a % of net revenue	(21.4)%	1.7%
Loss before income taxes	$(40,848)	$(36,474)
Net loss	$(40,874)	$(27,195)
Retail footprint
Ending number of kiosks	37,791	39,257
Ending number of locations	32,160	33,068
Physical Theatrical Titles Released in Period	22	7

Seasonality

Absent the effects of the COVID-19 pandemic in 2020, 2021 and into 2022, the Company has generally experienced seasonality in its rentals and revenue. Historically, greater demand over the holiday season typically results in higher rentals November through January. April has usually been a low rental month due, in part, to retail release timing in connection with the Academy Awards that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months due, in part, to the beginning of the school year and the introduction of the new fall television season. Significant recurring events, such as the Olympics, also have a negative impact on rentals as they compete with customer viewing interest for movie content and affect retail release timing, which aims to avoid such events. The effects of the COVID-19 pandemic in 2020 and 2021 have continued to disrupt the Company’s typical seasonal patterns into 2022.

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

Product Cost

Product Cost primarily represents the amortization of the Company’s physical content library and digital revenue sharing or licensing costs. Amortization of the content library is calculated using rental decay curves based on historical performance of movies over their useful lives. Given the steepness of the rental decay curve, amortization on most of the content library is recorded on an accelerated basis with substantially all of the amortization expense recognized within the first year after a title’s release.

The physical content library costs mainly include (1) the costs paid to studios and other vendors to acquire content including revenue share as applicable, (2) costs incurred to label, sort, and ship content to the Company’s kiosks for merchandising, (3) costs incurred to destroy content after use if required under contractual arrangements with studios and (4) indirect taxes, if applicable. For content the Company expects to sell, it determines an estimated salvage value. Content salvage values are estimated based on the historical sales activity. The cost of each title is capitalized and amortized to its estimated salvage value. The rental decay curves and salvage value of the Company’s content library are periodically reviewed and evaluated.

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

The digital content costs mainly include (1) the costs paid to studios and other vendors to acquire or offer digital content, including revenue share or licensing fees, for our ad-supported offerings, and (2) the revenue share costs paid to studios for transactional titles.

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

Amortization expenses are related to the amortization of intangible assets. For further information on amortization, see Note 4: Goodwill and Other Intangible Assets in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	March 31,		2022 vs 2021 YTD
Dollars in thousands	2022	2021	$	%
Net revenue	$63,227	$76,730	$(13,503)	(17.6)%
Product cost	27,290	28,248	958	3.4%
Gross margin	$35,937	$48,482	$(12,545)	(25.9)%
Gross margin %	56.8%	63.2%		(6.4)%
Operating expenses:
Direct operating	30,005	33,024	3,019	9.1%
Marketing	4,022	3,284	(738)	(22.5)%
Stock-based compensation expense	1,808	566	(1,242)	n.m.
General and administrative	23,203	13,309	(9,894)	(74.3)%
Depreciation and amortization	25,090	27,526	2,436	8.8%
Operating (loss) income	(48,191)	(29,227)	(18,964)	(64.9)%
Interest and other income (expense), net:
Interest and other income (expense), net	7,343	(7,247)	14,590	n.m.
Total interest and other income (expense), net	7,343	(7,247)	14,590	n.m.
Loss before income taxes	(40,848)	(36,474)	(4,374)	(12.0)%
Income tax expense (benefit)	26	(9,279)	(9,305)	(100.3)%
Net loss	$(40,874)	$(27,195)	$(13,679)	(50.3)%
Adjusted EBITDA(1)	$(13,538)	$1,302	$(14,840)	n.m.
Ending number of kiosks	37,791	39,257	(1,466)	(3.7)%
Physical Theatrical Titles Released in Period	22	7	15	n.m.

n.m. not meaningful

(1)	Refer to “Use of Non-GAAP Measures” below for discussion of this measure and related reconciliation.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net Revenue. Net revenue was $63.2 million, a decrease of $13.5 million or 17.6%, compared to net revenues of $76.7 million for the three months ended March 31, 2021. Beginning in March 2020, physical movie rentals were negatively impacted by the COVID-19 global pandemic due to a significant decline in new movie releases available to consumers resulting from broad-based movie theater closures and a material slowdown in new productions. The impacts of 2020 continued into 2021 and the first three months of 2022 as studios continued to either delay the release of new movies into future periods or experimented with alternative release strategies, including selling movies directly to streaming services, which resulted in fewer titles being released at the kiosk. The first quarter of 2022 was further impacted by the Omicron variant, which continued to disrupt customer rental behavior.

The total number of theatrical and Direct-to-Video (DTV) titles released during the three months ended March 31, 2022 were essentially flat with 58 in the first quarter of 2022, down one title from 59 in the first quarter of 2021. Of these totals, theatrical releases were 22 compared to 7 in the same prior year period. Physical units purchased in the quarter were 29.9% lower due to the quality of content released compared to the same quarter in the prior year, and as a result physical rentals declined 36.9%. In addition, the weakness in theatrical releases negatively impacted the performance of the digital transactional business. New and consistent content available for consumers was still well below 2019 (pre-COVID) levels which adversely impacted consumer rental patterns. As a result of temporary theater closures during the COVID-19 pandemic, studios and content producers either delayed the release of movies into future periods or experimented with alternative release strategies, including direct sales to streaming services, day-and-date releases, and PVOD releases, all of which altered the typical window cadence. The Company expects studios to return to a more normal release slate with new release content building throughout 2022 as the pandemic subsides, however, titles may continue to shift as the year progresses. The decrease in physical rentals in the Legacy Business was partially offset by a 3.8% increase in rental revenue per physical revenue. Partially offsetting the decline in revenue was strong growth in the Company’s Digital business, specifically its media network business and ad-supported services (AVOD and FLTV), along with continued strong growth in the Company’s kiosk servicing business.

Product Cost. Product Cost was $27.3 million, a decrease of $1.0 million or 3.4%, compared to $28.3 million for the same period in 2021 due to variable cost savings, partially offset by increased costs for ad-supported (AVOD) content.

Gross Margin. Gross margin was $35.9 million, a decrease of $12.5 million or 25.9%, compared to gross margin of $48.5 million for the three months ended March 31, 2021 due primarily to lower net revenue as discussed above.

Gross margin as a percentage of net revenue decreased to 56.8% for the three months ended March 31, 2022 as compared to 63.2% for the same period in 2021, reflecting increased upfront costs for certain theatrical titles coupled with lower net revenue.

Direct Operating Expenses. Direct Operating expenses were $30.0 million, a decrease of $3.0 million or 9.1%, compared to the same period in 2021 due to lower variable expenses including credit cards fees and retailer revenue share expenses.

Marketing Expenses. Marketing expenses increased by 22.5% to $4.0 million for the three months ended March 31, 2022 as compared to $3.3 million for the same period in 2021 reflecting increased investments in the Company’s Digital Business.

Stock-Based Compensation Expense. Stock-based compensation expense was $1.8 million for the three months ended March 31, 2022 compared to $0.6 million for the same period in 2021, primarily due to the equity award granted in connection with the Redbox Equity Plan.

General and Administrative Expenses. General and administrative expenses were $23.2 million, an increase of $9.9 million or 74.3%, compared to $13.3 million for the same period in 2021. The $9.9 million increase reflects $3.8 million in severance and related costs in connection with the reduction in force, $3.1 million in legal and advisory expenses incurred as the Company explores strategic alternatives, as well as public company costs, which did not occur in the prior year period, including $1.4 million in directors’ and officers’ liability insurance along with increases in accounting advisory and audit fees.

Depreciation and Amortization. Depreciation and amortization decreased by 8.8% to $25.1 million for the three months ended March 31, 2022 as compared to $27.5 million for the same period in 2021 due to certain kiosks reaching the end of their depreciable useful lives along with reduced capital expenditure spend.

Operating Loss. Operating loss for the three months ended March 31, 2022 was $48.2 million compared to an operating loss of $29.2 million for the same period in 2021. The decrease is primarily driven by the net revenue decrease as described above along with increased general and administrative and marketing expenses.

Net Loss. Net loss was $40.9 million for the three months ended March 31, 2022, as compared to a net loss of $27.2 million for the same period in 2020. The decline is due to the decrease in operating income as discussed above and a lower income tax benefit, partially offset by a $13.8 million pretax gain from the change in fair value on the Company’s warrant liabilities.

Adjusted EBITDA. Adjusted EBITDA was ($13.5) million, a decrease of $14.8 million, compared to Adjusted EBITDA of $1.3 million for the same period in 2021. The decline is due to decreases in net revenue in the Company’s Legacy Business along with increased general and administrative and marketing costs as a public company and from investing in our Digital Business, partially offset by strong growth in the Company’s Digital Business along with a decrease in product and direct operating costs due to variable direct cost savings.

Segment Discussion

Legacy Business

Results

	Three Months Ended		March 31,
	March 31,		2022 vs 2021
Dollars in thousands	2022	2021	$	%
Net revenue	$48,767	$67,637	$(18,870)	(27.9)%
Adjusted EBITDA	(15,553)	334	(15,887)	n.m
Adjusted EBITDA margin	(31.9)%	0.5%		n.m
Physical Theatrical Titles Released	22	7	15	n.m
Physical Rentals (in thousands)	11,195	17,754	(6,559)	(36.9)%
Net revenue per physical rental	$3.29	$3.17	$0.12	3.8%

Net Revenue. Net revenue was $48.8 million, a decrease of $18.9 million or 27.9%, compared to net revenue of $67.6 million for the three months ended March 31, 2021. Physical movie rentals continue to be negatively impacted by the COVID-19 global pandemic due to a material decline in new movie releases available to consumers compared to pre-COVID levels. Redbox is currently in the process of building content available at the kiosk and new content available for consumers adversely impacting consumer rental patterns. Studios either delayed the release of new movies into future periods or experimented with alternative release strategies, including selling movies directly to streaming services, which resulted in fewer titles being released at the kiosk.

The total number of theatrical and Direct-to-Video (DTV) titles released during the three months ended March 31, 2022 were essentially flat with 58 in the first quarter of 2022, down one title from 59 in the first quarter of 2021. Of these totals, theatrical releases were 22 compared to 7 in the same prior year period. Physical units purchased in the quarter were 29.9% lower due to the quality of content released compared to the same quarter in the prior year, and as a result physical rentals declined 36.9%. Further, during the quarter, the Company experienced persistent periods of time with no new releases driving inconsistency in customer rental patterns. The Company expects studios to return to a more normal release slate with new release content building throughout 2022 as the pandemic subsides. The decrease in physical rentals in the Legacy Business was partially offset by a 3.8% increase in rental revenue per physical revenue. Legacy segment revenue also benefited from strong growth in the Company’s kiosk servicing business.

As COVID-19 restrictions ease, the Company expects studios to continue to sell titles directly to streaming services from time to time, but may be less likely going forward with the reopening of theatrical exhibitors and the opportunity to achieve higher returns for both studios and artists. The Company expects new release content to build back throughout 2022 if the pandemic subsides; however, title release dates will continue to shift and change as the year progresses and the Company does not have control over title release timing. The Company is offsetting some of the impact from titles sold exclusively to subscription services by building out a library of content via its Redbox Entertainment label. Redbox Entertainment titles are available physically and digitally on Redbox platforms and will also be monetized across other platforms.

Adjusted EBITDA. Adjusted EBITDA was ($15.6) million, a decrease of $15.9 million, compared to Adjusted EBITDA of $0.3 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA is primarily driven by the decrease in net revenue discussed above along with increased general and administrative expenses, partially offset by a decrease in product costs and direct operating costs. The Company’s Legacy Business includes corporate general and administrative expenses, which includes technology and public company costs, along with corporate overhead expenses related to our Digital Business.

Digital Business

Results

	Three Months Ended		March 31,
	March 31,		2022 vs 2021
Dollars in thousands	2022	2021	$	%
Net revenue	$14,460	$9,093	$5,367	59.0%
Adjusted EBITDA	2,015	968	1,047	108.2%
Adjusted EBITDA margin	13.9%	10.6%		330 pts

Net Revenue. Net revenue was $14.5 million, an increase of $5.4 million or 59.0%, compared to $9.1 million for the same period in the prior year, reflecting strong growth in the Company’s media network business and ad-supported services (AVOD and FLTV). Redbox transactional On Demand revenue was down slightly for the period compared to the prior year reflecting a decline in transactions, due to fewer high quality tent-pole releases in the quarter as well as studios releasing titles theatrically and on their owned platforms simultaneously. The lower transactions were partially offset by increased revenue per transaction.

Adjusted EBITDA. Adjusted EBITDA was $2.0 million, an increase of $1.0 million, compared to $1.0 million during 2021 reflecting increased revenue, partially offset by increased marketing costs. The Digital Business includes expenses directly attributable to this business.

Use of Non-GAAP Measures

The Company defines EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA adjusts EBITDA by excluding the results of business optimization costs, one-time non-recurring costs, new business start-up costs, restructuring related costs and stock-based compensation expense. Neither EBITDA nor Adjusted EBITDA are presented in accordance with GAAP.

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP. Investors should review the Company’s financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by Redbox, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare the Company’s use of these non-GAAP financial measures with those used by other companies.

Adjusted EBITDA is calculated as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Net loss	$(40,874)	$(27,195)
Depreciation and amortization	25,090	27,526
Interest and other (income) expense, net	(7,343)	7,247
Income tax expense (benefit)	26	(9,279)
EBITDA	(23,101)	(1,701)
Adjustments to EBITDA:
Business optimization(a)	—	550
One-time non-recurring(b)	3,743	364
New business start-up costs(c)	—	171
Restructuring related(d)	4,012	1,352
Stock-based compensation expense	1,808	566
Adjusted EBITDA	$(13,538)	$1,302
(a)	Business optimization costs include employee retention costs, IT costs as well as consulting costs for certain projects.
(b)	Includes costs related to project costs and initiatives, as well as bank, legal and other fees in connection with the Company’s debt financing activities. During the three months ended March 31, 2022, the Company incurred $3.1 million in one-time legal and advisory expenses as the Company explores strategic alternatives.
(c)	Includes costs to support the Company’s On Demand and AVOD offerings, along with costs related to the Company’s service and media network businesses.
(d)	Restructuring related costs include such items as employee severance charges and costs incurred related to removing kiosks.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are from cash on hand, cash flow generated from operations, and amounts available under its Revolving Credit Facility. Redbox has been exploring a number of potential strategic alternatives with respect to the Company’s corporate or capital structure and seeking financing to fund operations and one-time restructuring costs. The Company is executing on a series of previously announced restructuring actions and initiatives to improve its efficiency and reduce its cost structure, including, but not limited to, (i) optimizing its kiosk network and (ii) executing a workforce reduction across its supply chain and corporate teams. However, the risks and uncertainties related to the ongoing adverse effects of the COVID-19 pandemic on the Company’s operating results, together with the Company’s recurring operating losses, accumulated deficit and negative working capital, raise substantial doubt about our ability to continue as a going concern. There can be no assurance as to when or whether the implementation of one or more of the Company’s strategic initiatives will be successful, or as to the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness.

The Company has taken and continues to take actions to reduce expenses and manage working capital to preserve cash on-hand. These actions include, but are not limited to:

●	managing labor hours spent on field and servicing operations based upon inventory levels and demand;
●	extending payment terms with vendors;
●	delaying hiring for non-critical roles;
●	delaying timing on annual pay increases;
●	reducing long-term incentive compensation; and
●	limiting capital expenditures.

As of March 31, 2022, the Company’s cash, cash equivalents and restricted cash decreased $4.8 million to $13.7 million from the December 31, 2021 balance of $18.5 million. As of March 31, 2022, amounts outstanding under the Company’s Term Loan Facility and revolving credit facilities were $310.0 million and $36.4 million, respectively. As of March 31, 2022 there was no remaining availability under the Company’s Senior Revolving Credit Facility. As described more fully below, on April 15, 2022, the Company entered into a Sixth Amendment to its Credit Agreement. For additional information see Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Senior Facilities

Redbox Automated Retail, LLC (“RAR”) is party to a credit agreement (as amended, the “Credit Agreement”). The Credit Agreement was first entered into on October 20, 2017, and has subsequently been amended by an Incremental Assumption and Amendment Agreement (the “Amendment”) dated September 7, 2018, a second amendment (the “Second Amendment”) dated September 30, 2020, a third amendment (the “Third Amendment”) dated December 28, 2020, a fourth amendment (the “Fourth Amendment”) dated January 29, 2021, a fifth amendment (the “Fifth Amendment”) dated May 16, 2021, and a consent to the Fifth Amendment dated October 11, 2021, and a sixth amendment (the “Sixth Amendment”), dated as of April 15, 2022. As of March 31, 2022, RAR’s Senior Facilities will mature on April 20, 2024, and subsequent to the Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, consent thereto and Sixth Amendment consisted of:

●	a first lien term loan B facility (the “Term Loan B”), in an original aggregate principal amount of $425.0 million;
●	a first lien term loan B-1 facility (the “Term Loan B-1”), in an original aggregate principal amount of $85.8 million;
●	a first lien term loan B-2 facility (the “Term Loan B-2”), in an original aggregate principal amount of $25.0 million;
●	a first lien revolving credit facility, in an aggregate principal amount of up to $30.0 million (provided, that the commitments under such revolving facility were terminated in connection with the Sixth Amendment and such amounts, if repaid, may not be reborrowed); and
●	a first lien incremental revolving credit facility, in an aggregate principal amount of up to $50.0 million.

The Term Loan B was made available to RAR immediately upon closing of the Credit Agreement and was used in part to retire all $280.0 million of the Company’s existing debt and to settle closing costs associated with the new Term Loan B totaling $19.5 million of which $4.6 million was paid to Apollo Global Securities, LLC, an affiliate of Apollo, for services provided in connection with the financing. The balance of the Term Loan B proceeds were used towards a dividend, occurring on the same day, with total dividend of $160.0 million to equity holders of RAR. Additionally, at the execution of the new Credit Agreement, RAR wrote-off unamortized deferred financing costs of $21.7 million related to the extinguishment of the entire debt under the prior credit agreement.

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

On April 15, 2022, RAR entered into a sixth amendment to its Credit Agreement (the “Sixth Amendment”) (capitalized terms used herein are defined in the Amended Credit Agreement).  Pursuant to the Sixth Amendment, an additional $50.0 million in financing under the Credit Agreement will be made available to the Company subject to certain conditions, the proceeds of which will be used to make payments in accordance with the Budget Plan and pay certain fees and expenses. At entry into the Sixth Amendment, borrowings were limited to no more than $15.0 million in the aggregate.  During April 2022, the Company borrowed the available $15.0 million under its Revolving Credit Facility.  Pursuant to the Sixth Amendment, additional borrowings would become available if, by no later than May 10, 2022 (the “Signing Deadline Date”), the Company entered into a valid and binding definitive purchase agreement for the sale of all or substantially all of the assets, or all of the equity interests of the Company (the “Company Sale”), and which purchase agreement either (i) provided for the payment in full (principal and interest) of the Senior Facilities other than the Term B-2 Loans or (ii) otherwise was in form and substance reasonably acceptable to the Administrative Agent.  Pursuant to the Merger Agreement, the Company Sale shall be consummated not later than October 31, 2022.  The details of the Sixth Amendment are discussed in Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”), pursuant to which, the Company will become a wholly owned subsidiary of CSSE. As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE. See Note 17: Subsequent Events in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information regarding the CSSE merger.

As of March 31, 2022 and December 31, 2021, the borrowing interest rate for the Senior Facilities was 9.25%, respectively.

Required minimum principal amortization payments under the Senior Facilities as of March 31, 2022, are as follows:

Repayment
Dollars in thousands	Amount
2022	$38,394
2023	—
2024	271,562
Total	$309,956

In addition, the Senior Facilities require RAR to prepay outstanding term loan borrowings, subject to certain exceptions, with:

●	a certain percentage set forth in the Credit Agreement governing the Senior Facilities of RAR’s annual excess cash flow, as defined under the Senior Facilities;
●	a certain percentage of the net cash proceeds of certain non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and
●	the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

RAR may voluntarily repay outstanding loans that are funded solely by internally generated cash from business operations under the Senior Facilities at any time, without prepayment premium or penalty, except customary “breakage” costs with respect to LIBOR rate loans.

All obligations under the Senior Facilities are unconditionally guaranteed by each of RAR’s existing and future direct and indirect material, wholly- owned domestic subsidiaries, subject to certain exceptions, and the direct parent of RAR. The obligations are secured by a pledge of substantially all of RAR’s assets and those of each guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to certain exceptions, and its capital stock owned by RAR’s direct parent. Such security interests consist of a first-priority lien with respect to the collateral.  For additional information regarding the Senior Facilities, see Note 6:  Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Union Revolving Credit Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20.0 million revolving credit facility with Union Bank (the “Union Revolving Credit Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. Borrowings outstanding under the Union Revolving Credit Facility as of March 31, 2022 and December 31, 2021 were $4.1 million and $4.6 million, respectively.

Borrowings under the Union Revolving Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1⁄2 of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Revolving Credit Facility was 4.25% as of March 31, 2022 and December 31, 2021, respectively.

On April 15, 2022, the Company agreed, pursuant to the Voting and Support Agreement (as more fully described in Note 1: Basis of Presentation in Redbox’s Notes to Condensed Consolidated Financial Statements), to (i) permanently reduce a portion of its revolving commitment under its Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses).

In addition to paying interest on outstanding principal under the Union Revolving Credit Facility, Redbox Entertainment, LLC is required to pay a commitment fee at a rate equal to 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

All obligations under the Union Revolving Credit Facility are guaranteed by all direct and indirect wholly owned subsidiaries of the Company’s Redbox Entertainment, LLC entity.

As of the period ended March 31, 2022, the Company was in compliance with all applicable loan covenants.

Historical Cash Flows

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Net cash used in operating activities	$(14,823)	$(14,110)
Net cash used in investing activities	(2,832)	(3,518)
Net cash provided by financing activities	12,835	25,843
Total change in cash, cash equivalents and restricted cash	$(4,820)	$8,215

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $14.8 million compared to net cash used in operating activities of $14.1 million for the three months ended March 31, 2021. The $0.7 million decrease in operating cash flows was primarily driven by the following:

●	$13.7 million decrease in net income;
●	$20.1 million increase in net cash inflows from changes in working capital primarily due to an increase in trade payables; and
●	$7.1 million decrease in net non-cash income and expense included in net income primarily reflecting the non-cash pretax gain on the change in fair value on the warrant liabilities.

Investing Activities

Investing activities reflect a $2.8 million net use of cash during the three months ended March 31, 2022 compared to a $3.5 million net use of cash during the three months ended March 31, 2021. The decrease is due to less capital expenditures in 2022 compared to 2021, primarily on the Company’s kiosk infrastructure.

Financing Activities

Net cash provided by financing activities was $12.8 million during the three months ended March 31, 2022 compared to net cash provided by financing activities of $25.8 million for the three months ended March 31, 2021. The $13.0 million decrease reflects less borrowings on the Company’s Senior Facilities.

Contractual Payment Obligations

The following is a summary of contractual obligations and other commitments as of March 31, 2022. Also see Note 3: Leases in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for expected future payments relating to the Company’s operating and finance lease liabilities.

					2026 &
Dollars in thousands	2022	2023	2024	2025	Beyond	Total
Long-term debt(1)	$38,394	$—	$271,562	$—	$—	$309,956
Contractual interest on long-term debt(1)	21,627	25,840	7,932	—	—	55,399
Revolving credit facilities(1)	3,145	—	33,223	—	—	36,368
Minimum estimated movie content commitments(2)	40,709	8,865	—	—	—	49,574
Asset retirement obligations(3)	—	—	—	—	9,501	9,501
Other(4)	505	67	—	—	—	572
Total(5)	$104,380	$34,772	$312,717	$—	$9,501	$461,370
(1)	See Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
(2)	See Note 13: Commitments and Contingencies in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
(3)	Asset retirement obligations represent estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk and are presented as occurring in 2025 and beyond as the timing of kiosk removals cannot be reasonably determined. The amount is included as a component of Other long term liabilities on the Condensed Consolidated Balance Sheets.
(4)	Balance represents primarily firm commitments for service parts for kiosk maintenance/repairs/upgrades, and expenditures related to information technology.
(5)	Income tax liabilities for uncertain tax positions were excluded as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2021, the Company had $2.2 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements

Other than certain contractual arrangements listed above, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. For additional information see Note 13: Commitments and Contingencies in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on the Company’s consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the Condensed Consolidated Statements of Operations and corresponding Condensed Consolidated Balance Sheets accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include goodwill, long-lived assets impairment, content library, and income taxes. For a further discussion of our significant accounting policies, refer to the Company’s 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting Guidance Adopted:

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

The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and not restated comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carryforward historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Lastly, we elect the short-term lease recognition exemption for our leases. This means for short-term leases, we will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU asset or lease liabilities for existing short-term leases of those assets in transition. In preparation for adoption of the standard, we have implemented internal controls to enable the preparation of financial information.

The Company recorded ROU assets of $9.1 million and lease liabilities for operating leases of $9.4 million as of January 1, 2022. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 3: Leases in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) to simplify the accounting for income taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risks

The Company is exposed to interest rate volatility with regard to its Senior Facilities. The Company manages this interest rate risk by periodically entering into interest rate derivative agreements to attempt to hedge the variability of future interest payments driven by fluctuations in interest rates.

The Company continually assesses interest rate sensitivity to estimate the impact of rising short-term interest rates on its variable rate debt. The Company’s interest rate risk management strategy is focused on limiting the impact of interest rate changes on earnings and cash flows to lower its overall borrowing cost. Historically, the Company has maintained the majority of its overall interest rate exposure on a fixed-rate basis. In order to achieve this, the Company has entered into derivative financial instruments such as interest rate swap agreements when appropriate and will continue to do so as appropriate. See Note 7: Derivatives, in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information about interest rate risks managed through derivative activities and notional amounts of underlying hedged items.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15 of the Exchange Act requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation, and they are assisted by other members of our Disclosure Committee.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of March 31, 2022 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of our business. See Note 13, Commitments and Contingencies of our Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report for information regarding legal proceedings, which is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may be unable to successfully consummate the CSSE merger, or effectuate the other strategic alternatives we must implement in order to address our capital structure and financing needs.

The COVID-19 pandemic negatively impacted our business in 2021, and continues to have ongoing adverse effects on our business and results of operations and capital structure.  The Company is considering and announced a number of strategic alternatives or transactions to address the situation, including the recently-announced merger with CSSE.  There can be no assurance that the Company will be able to consummate the CSSE merger and achieve the intended benefits of that transaction, or as to when or whether the Company will implement any action as a result of its other strategic initiatives or whether the implementation of one or more such actions will be successful.  Moreover, an event of default under the Amended Credit Agreement will occur if the CSSE merger agreement is terminated (and is not replaced by another Acceptable Purchase Agreement), or consummation of the CSSE merger does not occur on or before October 31, 2022 (or such later date as HPS may agree).  If the Company is unable to successfully consummate the CSSE merger, or to otherwise implement one or more of our other strategic alternatives, the Company could continue to experience adverse pressures on its relationships with counterparties, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally, and may be forced into bankruptcy or liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2022, as a further condition of the Sixth Amendment, the Company issued to HPS Investment Partners, LLC (the administrative agent and collateral agent to the Credit Agreement) and certain affiliates (as defined in the Credit Agreement) the HPS Warrants to purchase 11,416,700 shares of Common Stock in the event certain milestones were not met under the Amended Credit Agreement. Upon signing of the Merger Agreement, the HPS Warrants became void and all rights of the warrant holders thereunder to exercise the HPS Warrants ceased. The issuance of the HPS Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to 4(a)(2) thereof and/or Regulation D promulgated thereunder. The issuances of any shares of Common Stock in connection with the exercise of the HPS Warrants was also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBOX ENTERTAINMENT INC.

Dated: May 13, 2022	By:	/s/ Galen C. Smith
	Name:	Galen C. Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Kavita Suthar
	Name:	Kavita Suthar
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

(N/A)