Form 10-Q
period 2022-06-30
Redbox Entertainment Inc.
filed 2022-08-12
CIK 1820201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of June 30, 2022, there were 13,685,098 shares of the registrant’s class A common stock, $0.0001 par value per share, and 32,770,000 shares of the registrant’s class B common stock, $0.0001 par value per share, were issued and outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$13,531	$18,478
Accounts receivable, net of allowances of $225 at June 30, 2022 and $259 at December 31, 2021	16,393	10,856
Due from related parties, net (Note 15)	4,247	3,813
Content library	26,122	25,201
Prepaid expenses and other current assets	7,337	6,667
Total current assets	67,630	65,015
Property and equipment, net (Note 2)	32,517	40,624
Goodwill (Note 4)	147,523	147,523
Intangible assets, net (Note 4)	88,492	124,207
Operating lease right-of-use assets (Note 3)	7,502	—
Other long-term assets	563	663
Total assets	$344,227	$378,032
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade payables	$36,578	$32,266
Due to related parties, net (Note 15)	74	74
Operating lease liabilities, current portion (Note 3)	2,782	—
Accrued and other current liabilities (Note 5)	55,651	57,755
Current portion of long-term debt (Note 6)	49,730	34,211
Total current liabilities	144,815	124,306
Long-term debt, net (Note 6)	325,478	287,355
Warrant liability (Note 11)	8,447	17,821
Operating lease liabilities, non-current portion (Note 3)	4,936	—
Other long-term liabilities	10,067	11,501
Total liabilities	493,743	440,983
Commitments and contingencies (Note 13)
Shareholders’ Equity
Class A common stock, $0.0001 par value, 500,000,000 shares authorized; 13,685,098 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Class B common stock, $0.0001 par value, 100,000,000 shares authorized; 32,770,000 issued and outstanding as of June 30, 2022 and December 31, 2021	3	3
Additional paid-in-capital	319,002	302,455
Non-controlling interest	(111,632)	(32,456)
Accumulated deficit	(356,890)	(332,954)
Total equity	(149,516)	(62,951)
Total liabilities and shareholders’ equity	$344,227	$378,032

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$65,994	$69,390	$129,221	$146,120
Operating expenses:
Product cost	28,755	28,674	56,045	56,922
Direct operating	31,400	31,489	61,405	64,513
Marketing	3,102	3,557	7,124	6,841
Stock-based compensation expense	2,018	150	3,826	716
General and administrative	25,712	16,483	48,915	29,792
Depreciation and amortization	24,842	26,938	49,932	54,464
Total operating expenses	115,829	107,291	227,247	213,248
Operating loss	(49,835)	(37,901)	(98,026)	(67,128)
Interest and other income (expense), net:
Interest and other income (expense), net	(15,077)	(8,518)	(7,734)	(15,765)
Total interest and other income (expense), net	(15,077)	(8,518)	(7,734)	(15,765)
Loss before income taxes	(64,912)	(46,419)	(105,760)	(82,893)
Income tax expense (benefit)	88	(11,634)	114	(20,913)
Net loss	(65,000)	$(34,785)	(105,874)	$(61,980)
Net loss attributable to non-controlling interest	(42,508)	N/A	(81,938)	N/A
Net loss attributable to Class A common stockholders	$(22,492)	N/A	$(23,936)	N/A

Loss per share of Class A common stock:
Basic and diluted loss per share (Note 9)	$(1.77)	N/A	$(1.89)	N/A

Weighted average shares of Class A common stock outstanding:
Basic and diluted	12,726,531	N/A	12,672,822	N/A

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(105,874)	$(61,980)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	14,227	19,006
Amortization of intangible assets	35,715	35,716
Gain on sale/disposal of assets	(10)	(258)
Stock-based compensation expense	3,826	716
Deferred income taxes	—	(15,067)
Inter-Company Tax Payable Settlement	—	15,777
Amortization of deferred financing costs	421	66
PIK interest added to Senior Facilities	15,519	17,600
Change in fair value of warrant liability	(7,774)	—
Non-cash rent, interest and other	(18)	123
Cash flows from changes in net operating assets and liabilities:
Accounts receivable	(5,526)	(2,065)
Content library	(931)	1,462
Income tax receivable	—	(6,640)
Prepaid expenses and other current assets	(671)	453
Other assets	100	441
Trade payables	4,605	(3,527)
Change in due to/from related parties	(434)	2,600
Accrued and other liabilities	(2,564)	(20,504)
Net cash flows used in operating activities	(49,389)	(16,081)
Investing Activities:
Purchases of property and equipment	(5,830)	(6,760)
Proceeds from disposition of property and equipment	50	268
Net cash flows used in investing activities	(5,780)	(6,492)
Financing Activities:
Proceeds from Redbox’s borrowings	46,352	27,493
Repayments of Redbox’s debt obligations	(6,287)	(1,830)
Proceeds from exercise of warrants	11,520	—
Dividends paid	—	(90)
Principal payments on finance lease obligations	(1,363)	(1,575)
Net cash flows provided by financing activities	50,222	23,998
Change in cash, cash equivalents and restricted cash	(4,947)	1,425
Cash, cash equivalents and restricted cash:
Beginning of period	18,478	8,927
End of period	$13,531	$10,352

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

							Additional
	Common Units		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2020	27,799,748	$3	—	$—	—	$—	$223,085	$(221,626)	$—	$1,462
Related party tax payable settlement	—	—	—	—	—	—	15,777	—	—	15,777
Stock-based compensation plans and related activity	—	—	—	—	—	—	716	—	—	716
Net loss	—	—	—	—	—	—	—	(61,980)	—	(61,980)
Balance at June 30, 2021	27,799,748	$3	—	$—	—	$—	$239,578	$(283,606)	$—	$(44,025)

Balance at December 31, 2021	—	$—	12,618,516	$1	32,770,000	$3	$302,455	$(332,954)	$(32,456)	$(62,951)
Warrant exercises and issuances	—	—	1,001,803	—	—	—	15,483	—	—	15,483
Stock-based compensation plans and related activity	—	—	64,779	—	—	—	1,064	—	2,762	3,826
Net loss	—	—	—	—	—	—	—	(23,936)	(81,938)	(105,874)
Balance at June 30, 2022	—	$—	13,685,098	$1	32,770,000	$3	$319,002	$(356,890)	$(111,632)	$(149,516)

See accompanying Notes to Condensed Consolidated Financial Statements

REDBOX ENTERTAINMENT INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and in conformity with rules applicable to quarterly financial information. The Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim Condensed Consolidated Financial Statements for these interim periods have been included.

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

Business Update, Going Concern and Strategic Alternatives

Historically, rentals have been correlated with the number and quality of new theatrical titles released in a quarter. During 2021 and for the first six months of 2022, Redbox’s business was negatively impacted by the effects of the ongoing COVID-19 pandemic, which resulted in fewer than expected theatrical releases. In addition, impacts from the Omicron variant has caused further disruption to the business. As such, Redbox rentals have not recovered to the extent expected and, notwithstanding the year-over-year increase in new theatrical releases, were lower than pre-COVID-19 levels. As part of an effort to expand its business and transform into a multi-faceted entertainment company, during the fourth quarter of 2021 and into the first six months of 2022, Redbox increased its marketing and on-demand expenditures. Costs also increased as Redbox purchased more content, which were not offset by an increase in revenues.

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

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022, the Company generated negative cash flows from operations of $49.4 million, had an accumulated deficit of $356.9 million and negative working capital of $77.2 million. The Company evaluated the impact of the additional financing and restructuring actions and initiatives further described below on its ability to continue as a going concern.

On March 29, 2022, the Company completed a reduction in force of approximately 150 employees. One-time restructuring charges of $3.8 million were incurred, the substantial amount of which related to severance. The Company estimates that the workforce reduction will decrease its annual operating costs by approximately $13.1 million.

On April 15, 2022 certain subsidiaries of the Company entered into the Incremental Assumption and Amendment Agreement No. 6, amending its Credit Agreement (the “Sixth Amendment”), pursuant to which the Sixth Amendment Incremental Revolving Lenders (as defined in the Sixth Amendment) agreed to make available to certain subsidiaries of the Company Sixth Amendment Incremental Revolving Commitments (as defined in the Credit Agreement) in an aggregate amount equal to $50.0 million (subsequently restricted to $45.0 million), the proceeds of which will be used to make payments in accordance with the Budget Plan (as defined in the Credit Agreement) and pay certain fees and expenses. The details of the Sixth Amendment and its terms and conditions are discussed in further detail below in Note 6: Debt.

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

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”), and the other parties thereto (the “Merger Agreement”). As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE provided, that the Company, under the Sixth Amendment Incremental Revolving Facility, restricts its borrowings to $45.0 million.

At a special meeting of stockholders on August 9, 2022 (the “Special Meeting”), the Company’s stockholders approved the merger proposal with CSSE. The merger closed on August 11, 2022. As a result, the Company became a wholly owned subsidiary of CSSE. Effective on the closing date, the Company’s Common Stock and warrants ceased to be traded on the NASDAQ and the warrants have been assumed by CSSE and amended and began trading on NASDAQ. For additional information regarding the CSSE merger, refer to Note 17: Subsequent Events.

Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2:    Property and Equipment

	June 30,	December 31,
Dollars in thousands	2022	2021
Kiosks and components	$190,422	$190,496
Computers, servers, and software	104,127	99,123
Leasehold improvements	4,354	4,129
Office furniture and equipment	676	676
Leased Vehicles	11,052	11,380
Property and equipment, at cost	$310,631	$305,804
Accumulated depreciation	(278,114)	(265,180)
Property and equipment, net	$32,517	$40,624

Note 3:    Leases

The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and without restating comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carryforward historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Lastly, we elect the short-term lease recognition exemption for our leases. This means for short-term leases, we will not recognize Right of Use (“ROU”) assets and lease liabilities, and this includes not recognizing ROU asset or lease liabilities for existing short-term leases of those assets in transition. In preparation for adoption of the standard, we have implemented internal controls to enable the preparation of financial information.

The Company recorded ROU assets of $9.1 million and lease liabilities for operating leases of $9.4 million as of January 1, 2022. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

The Company has operating leases primarily for office space, distribution centers, and other equipment. The Company also has finance leases for their fleet. The Company's leases have remaining lease terms of up to approximately 4 years. Most leases are not cancelable prior to their expiration. The expected term of the lease used for computing the lease liability and ROU asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present, such as, whether a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration

Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are reflected in "Operating lease right-of-use assets" in the Company's unaudited condensed consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are reflected in “Operating lease liabilities, current portion” and “Operating lease liabilities, non-current portion” in the Company's June 30, 2022 unaudited condensed consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's unaudited condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Accrued and other current liabilities” and “Other long-term liabilities” line items in the Company's June 30, 2022 unaudited condensed consolidated balance sheet. Finance lease ROU assets are amortized on a straight-line basis over the lease term.

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

The components of lease cost were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Dollars in thousands	2022	2022
Operating lease cost	$955	$1,987

Finance lease cost
Amortization of right-of-use assets	665	1,374
Interest on lease liabilities	28	58
Total finance least cost	$693	$1,432

Short-term lease cost(1)	58	116
Total lease cost	$1,706	$3,535

(1)	Short-term lease cost primarily consists of leases with a lease term of 12 months or less.

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
Dollars in thousands	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,112
Financing cash flows from financing leases	1,363

June 30, 2022
Weighted average remaining lease term (in years):
Operating leases	3.1
Finance leases	1.2

Weighted average discount rate:
Operating leases	9.25%
Finance leases	3.51%

The expected future payments relating to the Company's operating and finance lease liabilities at June 30, 2022 are as follows:

Dollars in thousands	Operating Leases	Finance Leases
Six months ending June 30, 2022	$1,750	$888
Year ending December 31,
2023	3,073	983
2024	2,284	405
2025	1,681	159
2026	—	—
Thereafter	—	—
Total lease payments	$8,788	$2,435
Less imputed interest	(1,070)	—
Total	$7,718	$2,435

Note 4:    Goodwill and Other Intangible Assets

Goodwill is evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value.

During the second quarter of 2022, the Company completed a quantitative impairment analysis for goodwill related to its Legacy and Digital reporting units due to its financial performance. Based on this analysis, the Company concluded the fair value of its Legacy and Digital reporting units exceeded its carrying value and as such, no impairment charge was recorded.

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

The following table summarizes the changes in goodwill by reportable segment:

	Legacy	Digital
Dollars in thousands	Business	Business	Total
Balance as of December 31, 2020	$144,014	$3,509	$147,523
Balance as of December 31, 2021	$144,014	$3,509	$147,523
Balance as of June 30, 2022	$144,014	$3,509	$147,523

The following table summarizes the carrying amounts and accumulated amortization of intangible assets:

	June 30, 2022				December 31, 2021
		Gross		Net	Gross		Net
	Estimated	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Dollars in thousands	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Contracts with retailers	7 years	$370,000	$(304,516)	$65,484	$370,000	$(278,087)	$91,913
Trade name	7 years	60,000	(49,381)	10,619	60,000	(45,095)	14,905
Contactable customer list	7 years	40,000	(32,921)	7,079	40,000	(30,063)	9,937
Developed technology	7 years	30,000	(24,690)	5,310	30,000	(22,548)	7,452
Total intangible assets subject to amortization		$500,000	$(411,508)	$88,492	$500,000	$(375,793)	$124,207

The Company recognized amortization expense of $17.9 million for each of the three months ended June 30, 2022 and 2021. The Company recognized amortization expense of $35.7 million for each of the six months ended June 30, 2022 and 2021.

There was no impairment of goodwill and other intangible assets for the three and six months ended June 30, 2022 and 2021.

Note 5:    Accrued and Other Current Liabilities

Accrued and other current liabilities as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
Dollars in thousands	2022	2021
Accrued payroll and other related expenses	$16,416	$23,901
Accrued revenue share	10,954	11,786
Deferred revenue	9,476	9,553
Other	18,805	12,515
Total accrued and other current liabilities	$55,651	$57,755

Note 6:    Debt

	June 30,	December 31,
Dollars in thousands	2022	2021
Term B Facility	$271,562	$271,562
Paid-In-Kind Interest related to Term Loan Facility	45,884	31,480
Revolving Credit Facility	53,103	15,000
Paid-In-Kind Interest related to Revolving Credit Facility	3,846	2,731
Union Revolving Credit Facility	6,578	4,616
Total debt outstanding	$380,973	$325,389
Less: Unamortized debt issuance costs	(5,765)	(3,823)
Total debt, net	$375,208	$321,566
Portion due within one year	$49,730	$34,211
Total long-term debt, net	$325,478	$287,355

On October 20, 2017, Redbox Automated Retail, LLC (“RAR”) entered into a credit agreement (“Credit Agreement”), which provided for:

●	a first lien term loan facility (the “Term Loan B”), in an aggregate principal amount of $425.0 million, with a five-year maturity; and
●	a first lien revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B, the “Senior Facilities”), in an aggregate principal amount of up to $30.0 million, with a five-year maturity.

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

As of June 30, 2022 there was $21.0 million in remaining borrowing capacity under the Revolving Credit Facility.

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

On April 15, 2022, RAR entered into a sixth amendment to its Credit Agreement (the “Sixth Amendment”) (capitalized terms used herein are defined in the Credit Agreement as amended through the Sixth Amendment).  Pursuant to the Sixth Amendment, an additional aggregate $50.0 million (subsequently restricted to $45.0 million) in financing under the Credit Agreement have been made available to the Company subject to certain conditions, the proceeds of which will be used to make payments in accordance with the Budget Plan and pay certain fees and expenses. From April 15, 2022 until the Signing Deadline Date, borrowings under the Sixth Amendment Incremental Revolving Facility were limited to no more than $15.0 million in the aggregate.  Pursuant to the Credit Agreement, additional borrowings of $35.0 million became available on May 10, 2022, as a result of the Company’s entry into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”).  The merger closed on August 11, 2022, and, as a result, the Company became a wholly owned subsidiary of CSSE.  See Note 17: Subsequent Events in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information regarding the CSSE merger.

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

Union Revolving Credit Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20.0 million revolving credit facility with Union Bank (the “Union Revolving Credit Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. Borrowings outstanding under the Union Revolving Credit Facility as of June 30, 2022 and December 31, 2021 were $6.6 million and $4.6 million, respectively.

Borrowings under the Union Revolving Credit Facility will bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Revolving Credit Facility was 4.4% as of June 30, 2022 and 4.25% as of December 31, 2021, respectively.

On April 15, 2022, the Company agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). Availability under the Union Revolving Credit Facility as of June 30, 2022 is $2.8 million.

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

Interest Rates and Fees

As of June 30, 2022 and December 31, 2021, the borrowing interest rate for the Senior Facilities was 9.80% and 9.25%, respectively.

Amortization and Prepayments

Required minimum principal amortization payments under the term loan of the Senior Facilities as of June 30, 2022, are as follows:

Repayment
Dollars in thousands	Amount
2022	$45,884
2023	—
2024	271,562
Total	$317,446

In addition, the Senior Facilities require RAR to prepay outstanding term loan borrowings, subject to certain exceptions, with:

●	a certain percentage set forth in the Credit Agreement governing the Senior Facilities of RAR’s annual excess cash flow, as defined under the Senior Facilities;
●	a certain percentage of the net cash proceeds of certain non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and
●	the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

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

Letters of Credit

As required under the Senior Facilities, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $3.1 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively.

In October 2021, the Company entered into a letter of credit arrangement of $0.8 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral.

The Company’s letter of credit arrangements are classified as restricted cash and reflect balances of $3.9 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.

Note 7:    Interest Rate Derivatives

The Company entered into an interest rate swap on October 22, 2018 to manage its exposure to changes in the interest rates related to its term loan (“Term B Facility”) following the Amendment discussed in Note 6: Debt. The swap is not designated as a hedging instrument and is reported at fair value with changes in fair value reported directly in earnings. The Company’s hedge consists of interest rate swaps, which was used to mitigate interest rate risk.

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

The following table discloses the effect of the Company’s derivative instrument on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2022	2021	2022	2021
Interest and other income (expense), net	$—	$32	$—	$50

Note 8:    Segment Information and Geographic Data

The Company currently conducts its business through two operating segments: (1) Legacy Business and (2) Digital Business. For all periods presented, the Company did not operate outside the United States and Puerto Rico (collectively the United States). As such, all of the Company’s long-lived assets are located in the United States.

The Company’s Legacy Business operates a network of approximately 36,000 self-service kiosks where consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM (“movies”). The Company’s Legacy Business also produces, acquires, and distributes movies exclusively through its Redbox Entertainment label and generates service revenue by providing installation, merchandising and break-fix services to other kiosks businesses. Our Legacy Business also includes corporate general and administrative expenses, which include technology and public company costs, along with corporate overhead expenses related to our Digital Business.

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

Summarized financial information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Net revenue
Legacy Business	$53,802	$62,127	$102,569	$129,764
Digital Business	12,192	7,263	26,652	16,356
Total	$65,994	$69,390	$129,221	$146,120
Adjusted EBITDA
Legacy Business	$(11,400)	$(4,648)	$(26,953)	$(4,314)
Digital Business	(54)	833	1,961	1,801
Total	$(11,454)	$(3,815)	$(24,992)	$(2,513)

The following is a reconciliation of Adjusted EBITDA to loss before income taxes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2022	2021	2022	2021
Loss before income taxes	$(64,912)	$(46,419)	$(105,760)	$(82,893)
Add:
Depreciation and amortization	24,842	26,938	49,932	54,464
Interest and other (income) expense, net	15,077	8,518	7,734	15,765
Business optimization(a)	—	3,508	—	4,058
One-time non-recurring(b)	11,577	604	15,320	968
New business start-up costs(c)	—	282	—	453
Restructuring related(d)	(56)	509	3,956	1,861
Stock-based compensation expense	2,018	150	3,826	716
Transaction cost	—	2,095	—	2,095
Adjusted EBITDA	$(11,454)	$(3,815)	$(24,992)	$(2,513)
(a)	Business optimization costs include employee retention costs, IT costs as well as consulting costs for certain projects.
(b)

Includes costs related to project costs and initiatives, as well as bank, legal and other fees in connection with the Company’s debt financing activities. During the three and six months ended June 30, 2022, the Company incurred $7.7 million and $11.0 million, respectively, in one-time legal and advisory expenses as the Company explores strategic alternatives.

(c)	Includes costs to support the Company’s On Demand and AVOD offerings, along with costs related to the Company’s service and media network businesses.
(d)

Restructuring related costs include such items as employee severance charges. During the six months ended June 30, 2022, the Company incurred severance and related costs of $3.8 million in connection with a reduction in force, which are reflected in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Basic and Diluted EPS
Numerator:
Net loss	$(65,000)	$(34,785)	$(105,874)	$(61,980)
Less: net loss attributable to non-controlling interests	(42,508)	N/A	(81,938)	N/A
Net loss attributable to Redbox Entertainment Inc. — Basic and Diluted	$(22,492)	N/A	$(23,936)	N/A

Denominator:
Weighted average shares of Class A common stock outstanding — Basic and Diluted	12,726,531	N/A	12,672,822	N/A

Earnings per share of Class A common stock outstanding — Basic and Diluted	$(1.77)	N/A	$(1.89)	N/A

Shares of the Company’s Class B common stock do not share in the earnings or losses, are not entitled to receive dividends, or to receive any portion of assets upon liquidation of the Company, and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

As the Company was in a loss position for the three and six months ended June 30, 2022 and 2021, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Public and private placement warrants	15,841,930	N/A	15,841,930	N/A

Note 10:  Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 13,685,098 shares issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. From time to time, holders of Class B common stock may exchange Class B common stock on a one-for-one basis with Redwood Intermediate common units held by such holders for Class A common stock. At June 30, 2022, there were 32,770,000 Class B common stock issued and outstanding.

Non-controlling Interest — Non-controlling interest represents the equity interest in Redwood Intermediate LLC held by holders other than the Company. On October 22, 2021, upon the close of the Business Combination, Redwood Holdco, LP’s equity ownership percentage in Redwood Intermediate LLC was approximately 72.2%. The Company has consolidated the financial position and results of operations of Redwood Intermediate LLC and reflected the proportionate interest held by Redwood Holdco, LP as non-controlling interest in the accompanying consolidated balance sheet. As of June 30, 2022, Redwood Holdco, LP’s equity ownership percentage in Redwood Intermediate LLC was approximately 70.5%.

Note 11:  Warrant Liability

At June 30, 2022, there were 10,779,430 Public Warrants and 5,062,500 Private Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

During the second quarter of 2022, there were 1,001,803 warrants that were exercised, which resulted in cash proceeds of $11.5 million.

As of June 30, 2022 and December 31, 2021, the Company recorded warrant liabilities of $8.4 million and $17.8 million, respectively, in the condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company recognized a loss of $6.0 million and a gain of $7.8 million, respectively, on the change in fair value of the warrant liabilities in Interest and other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Dollars in thousands	Level	2022	2021
Liabilities:
Warrant Liability – Public Warrants	1	$5,713	$11,213
Warrant Liability – Private Placement Warrants	3	2,734	6,608
Total Warrant Liability		$8,447	$17,821

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

Measurement

The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 are classified Level 3 due to the use of unobservable inputs.

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.20%
Expected term (years)	4.30	4.80
Expected volatility	21.4%	31.4%
Stock price	$7.40	$7.41

As of June 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.53 and $0.54 per warrant, respectively, for aggregate values of approximately $5.7 million and $2.7 million, respectively.

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $1.04 and $1.09 per warrant, respectively, for aggregate values of approximately $11.2 million and $6.6 million, respectively.

The following table presents the changes in the fair value of warrant liabilities for the six months ended June 30, 2022:

		Private	Warrant
Dollars in thousands	Public	Placement	Liabilities
Valuation as of December 31, 2021	$11,213	$6,608	$17,821
Exercise of warrants	—	(1,600)	(1,600)
Change in valuation inputs or other assumptions	(5,500)	(2,274)	(7,774)
Fair value as of June 30, 2022	$5,713	$2,734	$8,447

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

Note 13:    Commitments and Contingencies

The Company leases office facilities and certain equipment necessary to maintain its information technology infrastructure. Rent expense, net of sublease income, under its operating lease agreements was $0.9 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense, net of sublease income, under its operating lease agreements was $1.9 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Assets held under finance leases are included in Property and equipment, net on the unaudited Condensed Consolidated Balance Sheets and include the following:

Dollars in thousands	June 30, 2022	December 31, 2021
Gross property and equipment	$11,051	$11,380
Accumulated depreciation	(8,273)	(7,285)
Net property and equipment	$2,778	$4,095

Content License Agreements

The Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers.

Total estimated movie content commitments under the terms of the Company’s content license agreements in effect as of June 30, 2022 is presented in the following table:

Dollars in thousands	Total	2022	2023
Minimum estimated movie content commitments	$34,833	$24,754	$10,079

Legal Matters

The Company is involved from time to time in legal proceedings incidental to the conduct of its business. The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its consolidated financial statements.

Other Matters

On July 13, 2022, the Company issued 500,000 unregistered shares of the Company’s Class A common stock to BTIG, LLC (“BTIG”) in connection with the settlement of financial advisory services provided by BTIG to the Company. During the three months ended June 30, 2022, the Company recognized $2.5 million of expense in General and administrative expense in the Company’s Condensed Consolidated Statements of Operations.

Note 14:    Income Taxes

The Company’s effective tax rate was (0.1)% and 25.1% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was (0.1)% and 25.2% for the six months ended June 30, 2022 and 2021, respectively. Due to the full valuation allowance on our deferred tax assets, the tax provision for the three and six months ended June 30, 2022 does not reflect any material tax expense.

Tax Years Open for Examination

As of June 30, 2022, the years 2018 through 2021 were open under statutes of limitations for possible examination by the U.S. federal and most state tax authorities. There are currently no active examinations by the U.S. federal or state taxing authorities.

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

Note 15:    Related-Party Transactions

The Company receives and provides certain operating support under commercial services agreements with affiliates of Apollo, primarily ecoATM. A summary of the amounts due to/from such related parties is presented below:

	June 30,	December 31,
Dollars in thousands	2022	2021
Due from related parties, net	$4,247	$3,813
Due to related parties, net	$74	$74

The balance in amounts due to related parties primarily includes the unpaid dividends related to employee and non-employee directors.

Revenues from related parties for the three months ended June 30, 2022 and 2021 were $5.7 million and $3.5 million, respectively. Revenues from related parties for the six months ended June 30, 2022 and 2021 were $11.3 million and $6.4 million, respectively.

Note 16:    Additional Supplemental Cash Flow Financial Information

Cash, Cash Equivalents and Restricted Cash:

	June 30,	December 31,
Dollars in thousands	2022	2021
Cash and cash equivalents	$9,636	$14,320
Restricted cash	3,895	4,158
Cash, cash equivalents and restricted cash	$13,531	$18,478

Cash Interest and Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2022	2021	2022	2021
Cash paid during the period for interest	$—	$—	$—	$—
Cash paid during the period for income taxes, net	$—	$640	$—	$731

Non-cash Transactions

	Six Months Ended
	June 30,
Dollars in thousands	2022	2021
Purchases of property and equipment financed by finance lease obligations	$83	$28
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,102	$—
Purchases of property and equipment included in ending trade payables or accrued and other current liabilities	$313	$223

Note 17:    Subsequent Events

We have evaluated subsequent events through August 12, 2022, the date on which the financial statements were issued, and based on our review did not identify any events that would have required recognition or disclosure in these condensed consolidated financial statements, except the following:

At a special meeting of stockholders on August 9, 2022, the Company’s stockholders approved the merger proposal with CSSE. The merger closed on August 11, 2022. As a result, the Company became a wholly owned subsidiary of CSSE. At closing, each share of the Company’s Common Stock was cancelled and each shareholder received 0.087 of a share (the “Exchange Ratio”) of Class A common stock, par value of $0.001 per share, of CSSE (the “CSSE Class A Common Stock”), each share of the Company’s Class B common stock was automatically cancelled for no additional consideration and each Opco LLC Unit (other than each Opco LLC Unit owned, directly or indirectly, by the Company or CSSE) was converted into the right to receive a number of shares of CSSE Class A Common Stock equal to the Exchange Ratio. Effective on the closing date, the Company’s Common Stock and warrants ceased to be traded on the NASDAQ.

Warrant Assumption and Amendment

In connection with the consummation of the merger, on August 11, 2022, the Company entered into a warrant assumption and amendment agreement (the “Warrant Assumption and Amendment Agreement”) with CSSE and Continental Stock Transfer & Trust Company (“CST”). Pursuant to the Warrant Assumption and Amendment Agreement, CSSE assumed all of the Company’s rights, interests and obligations under that certain warrant agreement dated November 27, 2020 by and between Redbox and CST, as warrant agent (the “Warrant Agreement”) governing the Company’s outstanding warrants to purchase the Company’s Common Stock (the “Redbox Warrants”). Prior to the merger, each Redbox Warrant entitled the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, subject to adjustment. At the Effective Time (as defined in the Merger Agreement), as a result of the merger and adjustment caused thereby, 11.494 Redbox Warrants will be required to purchase one whole share of CSSE Class A Common Stock at a price of $132.18 per share, subject to adjustment. This was calculated by dividing the pre-merger $11.50 per-share exercise price of the Redbox Warrants by the 0.087 Exchange Ratio. Additionally, at the Effective Time, the Redemption Trigger Price (as such term is defined in the Warrant Agreement) will be $206.90 per share of CSSE Class A Common Stock. This was calculated by dividing the pre-merger $18.00 per-share Redemption Trigger Price of the Redbox Warrants by the 0.087 Exchange Ratio.

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

For its Legacy Business, the Company operates a nationwide network of approximately 36,000 self-service kiosks where consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM (“movies”). The Company also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses. Finally, the Company acquires, and distributes movies exclusively through its film distribution label, Redbox Entertainment, LLC, acquiring rights to talent-led films that are distributed across Redbox platforms as well as through third party digital services. For its Digital Business, the Company provides both transactional and ad-supported digital streaming services, which include 1) Redbox On Demand, a transactional service providing digital rental or purchase of new release and catalog movies and TV content, 2) Redbox Free On Demand (AVOD), an ad- supported service providing free movies and TV shows on demand, and 3) Redbox Free Live TV (FLTV), a free, ad-supported television service giving access to over 145 linear channels. The Company also sells third-party display advertising on its mobile app, website, and e-mails, as well as display and digital video advertising at the kiosk.

Due to risks and uncertainties related to the ongoing adverse effects of the COVID-19 pandemic on the Company’s operating results, together with the Company’s recurring operating losses, accumulated deficit and negative working capital, there is substantial doubt as to our ability to continue as a going concern. See “Business Update, Going Concern and Strategic Alternatives.”

Redbox Legacy Business

Redbox’s mission has always been to make it ridiculously cheap and easy for customers to get the home entertainment they want. Redbox provides exceptional customer value with new release movie disc rentals priced at approximately $2.00 a night, about one-third of the cost of a digital rental, which are typically $5.99 or more on digital retail platforms. Customers have the flexibility to rent a movie from one location and return their rental to any kiosk. Kiosks are located primarily in retail centers that experience heavy foot traffic, including grocery stores, mass retailers, drug stores, dollar retailers, and convenience stores. With approximately 31,000 locations and more than 150 retail partners, consumers have convenient access to kiosks as part of their routine shopping experiences. Revenue is generated primarily through the fees charged to rent or purchase a movie at the kiosk. In turn, Redbox pays retailers a percentage of the revenue generated at the Redbox kiosks installed at their locations. The Company obtains content through revenue sharing agreements and license agreements with major studios as well as through direct purchases from independent distributors and other suppliers.

Redbox has built a unique asset in its loyalty and rewards program, Redbox Perks, which currently boasts approximately 41 million members. Customers earn points for their rentals or purchases and can use those points for free rentals in the future. This tiered loyalty program gives the Company the ability to reward its most loyal and valuable customers while providing a currency for incenting increased transaction frequency and other behaviors, such as downloading the Redbox app or trying new products and services. Redbox Perks is a vehicle to provide greater value to customers and is central to its marketing and customer strategy. The program is a differentiator in the market and competitive advantage for Redbox. Redbox’s customers are value-conscious, love movies and entertainment, and tend to be late-adopters of new technology. Given the scale of the existing customer base, the Company has built a sizable marketing program that includes approximately 45 million e-mail subscribers, approximately 5 million SMS subscribers, approximately 45 million mobile app downloads, and nearly 360 million weekly impressions at retail.

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

Finally, Redbox has a service business, which employs a team of best-in-class field workers nationwide to manage kiosk installation, merchandising and break-fix services. In addition to maintaining Redbox’s kiosk network, the Company’s service team also supports other kiosk businesses. The Company has service agreements with multiple companies that have national and regional kiosk networks and since June of 2020, Redbox has been the primary vendor for Amazon to service their expanding U.S. Amazon Hub Locker locations. The service business helps mitigate the costs of the field operations for the Legacy DVD business while generating incremental margin dollars.

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

In December 2017, the Company launched Redbox On Demand, a digital transactional video-on-demand service (TVOD), allowing customers to rent or buy new release and catalog digital movies and television episodes, with new release prices typically ranging from $5.99 to $24.99 and catalog movies from $1.99 to $3.99, not including any discounts. Since 2020, customers have also been able to digitally rent movies that are still in theaters, which is known as Premium Video-On-Demand (PVOD). Customers pay a transactional fee to rent or buy content while earning Redbox Perks loyalty points every time they transact. Redbox On Demand has seen rapid growth and adoption with nearly 4 million customers since launch. That growth has been fueled primarily though leveraging the Company’s own marketing channels including e-mail and SMS and offering rewards points and other promotions to drive digital customer acquisition.

In February 2020, the Company launched Redbox Free Live TV (FLTV), an ad-supported digital linear television service, as a complement to the existing transactional On Demand service. With over 145 linear channels and growing, including five Redbox branded and programmed channels, Free Live TV gives customers the opportunity to channel surf and find content that interests them. A variety of these Redbox-branded channels, are currently syndicated to the Roku Channel, LG Channels and Vizio Watchfree services, which drives greater viewership and revenue. The Company has plans to continue syndicating Redbox programmed channels to additional 3rd party services.

Redbox launched an ad-supported Free On Demand (AVOD) service in December 2020. AVOD gives consumers complete control over when and what they watch, and combined with Redbox’s growing AVOD library, which has more than 11,000 movies and TV episodes, consumers have a broad amount of content to choose from. The ad-supported services (FLTV and AVOD) have seen strong growth in engagement as new channels and titles are added and awareness of the offering grows.

Finally, Redbox operates a media advertising business which monetizes more than 350 million monthly display and digital video ad-impressions across its mobile app, web, e-mail and kiosk network. The Company drives advertising revenue through a mix of programmatic advertising and direct sales. Direct ad sales for the media above as well as video advertising for Free On Demand and FLTV are driven by an internal sales team and strategic sales partnership with Lightbox OOH Video Network.

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

Starting late in 2021 and into the first six months of 2022, the U.S. population experienced a wave of illness brought on by a variant of COVID-19, widely referred to as the Omicron variant. During the peak holiday rental season as content started to release at Redbox, the variant began to spread amongst the population, again impacting customer rental behavior. The disruptions from

Omicron, including additional delays of productions and movie releases by studios, further drove periods of no new releases and resulted in studios exploring and pursuing alternative release strategies for their films, including straight to streaming services, day-and-date releases, and PVOD releases.

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

The Company expects studios to return to a more normal release slate as COVID-19 restrictions continue to ease due to the relationship with theatrical exhibitors and the draw of higher margin potential. Nevertheless, a number of titles continue to shift back further in 2022 and into 2023, primarily due to an increase in post-production delays. In the first six months of 2022, Redbox experienced intermittent periods of no new releases causing inconsistency in titles available at Redbox kiosks and on the Redbox On Demand platform, impacting rental performance. The Company expects new release content to build back up throughout 2022 as the pandemic subsides and studios are able to release theatrical titles on a more consistent basis. This expectation is based on known titles delayed from 2020 and 2021, which are planned for release in 2022 and 2023.

The Company will continue to build out its digital linear and on demand ad-supported offerings to provide more options for customers to consume content at varying price points including free with ads. The Company believes that the complement of digital services creates greater utility to its customers and makes the offering more competitive relative to more focused streamers, while also reducing the reliance on content in a single content window.

Business Update, Going Concern and Strategic Alternatives

Historically, rentals have been correlated with the number and quality of new theatrical titles released in a quarter. During 2021 and for the first six months of 2022, Redbox’s business was negatively impacted by the effects of the ongoing COVID-19 pandemic, which resulted in fewer than expected theatrical releases. In addition, the significant increase in impacts from the Omicron variant caused further disruption to the business. As such, Redbox rentals have not recovered to the extent expected and, notwithstanding the year-over-year increase in new theatrical releases, were lower than pre-COVID-19 levels. As part of an effort to expand its business and transform into a multi-faceted entertainment company, during the fourth quarter of 2021 and into the first six months of 2022, Redbox increased its marketing and on-demand expenditures. Costs also increased as Redbox purchased more content, which were not offset by an increase in revenues.

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

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022, the Company generated negative cash flows from operations of $49.4 million, had an accumulated deficit of $356.9 million and negative working capital of $77.2 million. The Company evaluated the impact of the additional financing and restructuring actions and initiatives further described below on its ability to continue as a going concern.

On March 29, 2022, the Company completed a reduction in force of approximately 150 employees. One-time restructuring charges of $3.8 million were incurred, the substantial amount of which related to severance. The Company estimates that the workforce reduction will decrease its annual operating costs by approximately $13.1 million.

On April 15, 2022 certain subsidiaries of the Company entered into the Incremental Assumption and Amendment Agreement No. 6, amending its Credit Agreement (the “Sixth Amendment”), pursuant to which the Sixth Amendment Incremental Revolving Lenders (as defined in the Credit Agreement) will make available to certain subsidiaries of the Company Sixth Amendment Incremental Revolving Commitments (as defined in the Credit Agreement) in an aggregate amount equal to $50.0 million (subsequently restricted to $45.0 million) subject to certain conditions, the proceeds of which will be used to make payments in accordance with the Budget Plan (as defined in the Credit Agreement) and pay certain fees and expenses. From April 15, 2022 until the Signing Deadline Date, borrowings under the Sixth Amendment Incremental Revolving Facility (as defined in the Credit Agreement) were limited to no more than $15.0 million in the aggregate. During April 2022, the Company borrowed the available $15.0 million under its Sixth Amendment Incremental Revolving Facility. Pursuant to the Sixth Amendment, additional borrowings of $35.0 million under its Sixth Amendment Incremental Facility would become available if, by no later than May 10, 2022 (the “Signing Deadline Date”), the Company entered into a valid and binding definitive purchase agreement for the sale of all or substantially all of the assets, or all of the equity interests of the Company (the “Company Sale”), and which purchase agreement either (i) provided for the payment in full (principal and interest) of the Senior Facilities other than the Term B-2 Loans or (ii) otherwise was in form and substance reasonably acceptable to the Administrative Agent. Pursuant to the Credit Agreement, the Company Sale shall be consummated no later than October 31, 2022. The details of the Sixth Amendment are discussed in further detail in Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”) and the other parties thereto. As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE provided, that the CSSE merger agreement contains an interim covenant that restricts outstanding borrowings by the Company under the Sixth Amendment Incremental Revolving Facility to a maximum of $45.0 million.

At a special meeting of stockholders on August 9, 2022 (the “Special Meeting”), the Company’s stockholders approved the merger proposal with CSSE. The merger closed on August 11, 2022. As a result, the Company became a wholly owned subsidiary of CSSE. Effective on the closing date, the Company’s Common Stock and warrants ceased to be traded on the NASDAQ and the warrants have been assumed by CSSE and amended and began trading on NASDAQ.

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

Key Financial Measures	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Total net revenue	$65,994	$69,390	$129,221	$146,120
Product cost	$28,755	$28,674	$56,045	$56,922
Gross margin	$37,239	$40,716	$73,176	$89,198
Gross margin %	56.4%	58.7%	56.6%	61.0%
Adjusted EBITDA	$(11,454)	$(3,815)	$(24,992)	$(2,513)
Adjusted EBITDA as a % of net revenue	(17.4)%	(5.5)%	(19.3)%	(1.7)%
Loss before income taxes	$(64,912)	$(46,419)	$(105,760)	$(82,893)
Net loss	$(65,000)	$(34,785)	$(105,874)	$(61,980)
Retail footprint
Ending number of kiosks	36,316	38,961	36,316	38,961
Ending number of locations	31,253	32,865	31,253	32,865
Physical Theatrical and DTV Titles Released in Period	43	54	99	113

Seasonality

Absent the effects of the COVID-19 pandemic in 2020, 2021 and into 2022, the Company has generally experienced seasonality in its rentals and revenue. Historically, greater demand over the holiday season typically results in higher rentals November through January. April has usually been a low rental month due, in part, to retail release timing in connection with the Academy Awards that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months due, in part, to the beginning of the school year and the introduction of the new fall television season. Significant recurring events, such as the Olympics, also have a negative impact on rentals as they compete with customer viewing interest for movie content and affect retail release timing, which aims to avoid such events. The effects of the COVID-19 pandemic have continued to disrupt the Company’s typical seasonal patterns into 2022.

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

Marketing

Marketing expenses represent the cost of online and offline marketing and public relations efforts in national and regional advertising. The Company’s marketing efforts consist of various media programs, such as e-mail, text, mobile applications, social media, the Company’s loyalty program and digital advertising. However, the Company also leverages the visibility provided by its expansive network of approximately 36,000 kiosks and partnership programs with retailers and consumer goods manufacturers to attract and retain new customers.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		2022 vs 2021 QTD		Six Months Ended June 30,		2022 vs 2021 YTD
Dollars in thousands	2022	2021	$	%	2022	2021	$	%
Net revenue	$65,994	$69,390	$(3,396)	(4.9)%	$129,221	$146,120	$(16,899)	(11.6)%
Product cost	28,755	28,674	(81)	(0.3)%	56,045	56,922	877	1.5%
Gross margin	$37,239	$40,716	$(3,477)	(8.5)%	$73,176	$89,198	$(16,022)	(18.0)%
Gross margin %	56.4%	58.7%		(2.3)%	56.6%	61.0%		(4.4)%
Operating expenses:
Direct operating	31,400	31,489	89	0.3%	61,405	64,513	3,108	4.8%
Marketing	3,102	3,557	455	12.8%	7,124	6,841	(283)	(4.1)%
Stock-based compensation expense	2,018	150	(1,868)	n.m.	3,826	716	(3,110)	n.m.
General and administrative	25,712	16,483	(9,229)	(56.0)%	48,915	29,792	(19,123)	(64.2)%
Depreciation and amortization	24,842	26,938	2,096	7.8%	49,932	54,464	4,532	8.3%
Operating (loss) income	(49,835)	(37,901)	(11,934)	(31.5)%	(98,026)	(67,128)	(30,898)	(46.0)%
Interest and other income (expense), net:
Interest and other income (expense), net	(15,077)	(8,518)	(6,559)	n.m.	(7,734)	(15,765)	8,031	n.m.
Total interest and other income (expense), net	(15,077)	(8,518)	(6,559)	n.m.	(7,734)	(15,765)	8,031	n.m.
Loss before income taxes	(64,912)	(46,419)	(18,493)	(39.8)%	(105,760)	(82,893)	(22,867)	(27.6)%
Income tax expense (benefit)	88	(11,634)	(11,722)	(100.8)%	114	(20,913)	(21,027)	(100.5)%
Net loss	$(65,000)	$(34,785)	$(30,215)	(86.9)%	$(105,874)	$(61,980)	$(43,894)	(70.8)%
Adjusted EBITDA(1)	$(11,454)	$(3,815)	$(7,639)	n.m.	$(24,992)	$(2,513)	$(22,479)	n.m.
Ending number of kiosks	36,316	38,961	(2,645)	(6.8)%	36,316	38,961	(2,645)	(6.8)%
Physical Theatrical and DTV Titles Released in Period	43	54	(11)	(20.4)%	99	113	(14)	(12.4)%

n.m. not meaningful

(1)	Refer to “Use of Non-GAAP Measures” below for discussion of this measure and related reconciliation.

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Net Revenue. Net revenue for the three months ended June 30, 2022 was $66.0 million, a decrease of $3.4 million or 4.9%, compared to net revenues of $69.4 million for the same prior year period. Net revenue for the six months ended June 30, 2022 was $129.2 million, a decrease of $16.9 million or 11.6%, compared to net revenues of $146.1 million for the same prior year period. Beginning in March 2020, physical movie rentals were negatively impacted by the COVID-19 global pandemic due to a significant decline in new movie releases available to consumers resulting from broad-based movie theater closures and a material slowdown in new productions. The impacts of 2020 continued into 2021 and the first six months of 2022 as studios continued to either delay the release of new movies into future periods or experimented with alternative release strategies, including selling movies directly to streaming services, which resulted in fewer titles being released at the kiosk. The first six months of 2022 was further impacted by the Omicron variant, which continued to disrupt customer rental behavior.

The total number of theatrical and Direct-to-Video (DTV) titles released during the three months ended June 30, 2022 was 43, a decrease of 11, compared with 54 released in the same prior year period. Of these totals, theatrical releases were 18 compared to 11 in the same prior year period. The total number of theatrical and Direct-to-Video (DTV) titles released during the six months ended June 30, 2022 was 99, a decrease of 14, compared with 113 released in the same prior year period. As the Company executes on its plan to optimize its kiosk network, physical rental revenues were also adversely impacted by the reduction in kiosks to 36,316 as of June 30, 2022 compared to 38,961 as of June 30, 2021, contributing to a decline in physical rentals of 20.5%, during the three months ended June 30, 2022 and a decline of 29.4% during the six months ended June 30, 2022.

Physical units purchased in the quarter and six months were lower 14.3% and 22.7%, respectively, due to the quality of content released compared to the same prior year periods. Further, during the three and six months ended June 30, 2022, the Company experienced persistent periods of time with no new releases driving inconsistency in customer rental patterns and continue to remain below 2019 (pre-COVID) levels. The Company expects studios to return to a more normal release slate with new release content building throughout 2022 as the pandemic subsides.

Partially offsetting the decline in revenue for the Legacy Business, the Company’s kiosk servicing business experienced solid growth during both the three and six months ended June 30, 2022. The Company experienced modest growth in rental revenue per physical rental during the three and six months ended June 30, 2022. Further, the Company’s Digital Business experienced strong double-digit growth across all of the Company’s digital offerings during the three and six months ended June 30, 2022.

Product Cost. Product Cost for the three months ended June 30, 2022 was $28.8 million, an increase of $0.1 million or 0.3%, compared to $28.7 million for the same period in 2021 reflecting increased costs of digital content, partially offset by variable cost savings.

Product Cost for the six months ended June 30, 2022 was $56.0 million, a decrease of $0.9 million or 1.5%, compared to $56.9 million for the same period in 2021 due to variable cost savings, partially offset by increased costs for digital content.

Gross Margin. Gross margin for the three months ended June 30, 2022 was $37.2 million, a decrease of $3.5 million or 8.5%, compared to gross margin of $40.7 million for the three months ended June 30, 2021 due primarily to lower net revenue as discussed above.

Gross margin for the six months ended June 30, 2022 was $73.2 million, a decrease of $16.0 million or 18.0%, compared to gross margin of $89.2 million for the six months ended June 30, 2021 due primarily to lower net revenue as discussed above.

Gross margin as a percentage of net revenue decreased to 56.4% for the three months ended June 30, 2022 as compared to 58.7% for the same period in 2021, reflecting increased upfront costs for certain theatrical titles coupled with lower net revenue.

Gross margin as a percentage of net revenue decreased to 56.6% for the six months ended June 30, 2022 as compared to 61.0% for the same period in 2021, reflecting increased upfront costs for certain theatrical titles coupled with lower net revenue.

Direct Operating Expenses. Direct Operating expenses were $31.4 million for the three months ended June 30, 2022, a decrease of $0.1 million or 0.3%, compared to the same period in 2021 reflecting lower variable costs including retailer revenue share expenses, partially offset by increased costs in connection with the optimization of the Company’s kiosk network.

Direct Operating expenses were $61.4 million for the six months ended June 30, 2022, a decrease of $3.1 million or 4.8%, compared to the same period in 2021 due to lower variable expenses including credit cards fees and retailer revenue share expenses, partially offset by costs incurred in connection with the optimization of the Company’s kiosk network.

Marketing Expenses. Marketing expenses decreased by 12.8% to $3.1 million for the three months ended June 30, 2022 as compared to $3.6 million for the same period in 2021.

Marketing expenses increased by 4.1% to $7.1 million for the six months ended June 30, 2022 as compared to $6.8 million for the same period in 2021 reflecting increased investments in the Company’s Digital Business.

Stock-Based Compensation Expense. Stock-based compensation expense was $2.0 million and $0.2 million for the three and six months ended June 30, 2022, respectively, compared to $3.8 million and $0.7 million for the three and six months ended June 30, 2021, respectively, primarily due to the equity award granted in connection with the Redbox Equity Plan.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2022 were $25.7 million, an increase of $9.2 million or 56.0%, compared to $16.5 million for the same period in 2021. The $9.2 million increase includes $10.7 million in legal and advisory expenses incurred as the Company explores strategic alternatives, as well as public company costs, which did not occur in the prior year period, partially offset by lower payroll and related costs.

General and administrative expenses for the six months ended June 30, 2022 were $48.9 million, an increase of $19.1 million or 64.2%, compared to $29.8 million for the same period in 2021. The $19.1 million increase includes $14.0 million in legal and advisory expenses incurred as the Company explores strategic alternatives, severance and related costs of $3.8 million, as well as public company costs, which did not occur in the prior year period.

Depreciation and Amortization. Depreciation and amortization decreased by 7.8% to $24.8 million for the three months ended June 30, 2022 as compared to $26.9 million for the same period in 2021 due to certain kiosks reaching the end of their depreciable useful lives along with reduced capital expenditure spend.

Depreciation and amortization decreased by 8.3% to $49.9 million for the six months ended June 30, 2022 as compared to $54.5 million for the same period in 2021 due to certain kiosks reaching the end of their depreciable useful lives along with reduced capital expenditure spend.

Operating Loss. Operating loss for the three months ended June 30, 2022 was $49.8 million compared to an operating loss of $37.9 million for the same period in 2021. The decrease is primarily driven by the net revenue decrease as described above along with increased general and administrative and marketing expenses.

Operating loss for the six months ended June 30, 2022 was $98.0 million compared to an operating loss of $67.1 million for the same period in 2021. The decrease is primarily driven by the net revenue decrease as described above along with increased general and administrative and marketing expenses.

Interest and other income (expense), net. Interest and other income (expense), net for the three months ended June 30, 2022 was $15.1 million compared to $8.5 million for the same period in 2021. The increase in expense is due to a $6.0 million non-cash pretax loss from the change in fair value on the Company’s warrant liabilities along with increase debt fee amortization.

Interest and other income (expense), net for the six months ended June 30, 2022 was $7.7 million compared to $15.8 million for the same period in 2021. The decrease in expense is due to a $7.8 million net non-cash pretax gain from the change in fair value of the Company’s warrant liabilities, partially offset by increased debt fee amortization.

Net Loss. Net loss was $65.0 million for the three months ended June 30, 2022, as compared to a net loss of $34.8 million for the same period in 2021. The decline is due to the decrease in operating income as discussed above and a lower income tax benefit.

Net loss was $105.9 million for the six months ended June 30, 2022, as compared to a net loss of $62.0 million for the same period in 2021. The decline is due to the decrease in operating income as discussed above and a lower income tax benefit, partially offset by a net $7.8 million pretax gain from the change in fair value on the Company’s warrant liabilities.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2022 was ($11.5) million, a decrease of $7.6 million, compared to Adjusted EBITDA of ($3.8) million for the same period in 2021. The decline is due to decreases in net revenue in the Company’s Legacy Business along with increased general and administrative costs as a public company and from investments in our Digital Business.

Adjusted EBITDA for the six months ended June 30, 2022 was ($25.0) million, a decrease of $22.5 million, compared to Adjusted EBITDA of ($2.5) million for the same period in 2021. The decline is due to decreases in net revenue in the Company’s Legacy Business along with increased general and administrative and marketing costs as a public company and from investing in our Digital Business, partially offset by strong growth in the Company’s Digital Business along with a decrease in product and direct operating costs due to variable direct cost savings.

Segment Discussion

Legacy Business

Results

	Three Months Ended June 30,		2022 vs 2021 QTD		Six Months Ended June 30,		2022 vs 2021 YTD
Dollars in thousands	2022	2021	$	%	2022	2021	$	%
Net revenue	$53,802	$62,127	$(8,325)	(13.4)%	$102,569	$129,764	$(27,195)	(21.0)%
Adjusted EBITDA	(11,400)	(4,648)	(6,752)	n.m	(26,953)	(4,314)	(22,639)	n.m
Adjusted EBITDA margin	(21.2)%	(7.5)%		n.m	(26.3)%	(3.3)%		n.m
Physical Theatrical and DTV Titles Released	43	54	(11)	(20.4)%	99	113	(14)	(12.4)%
Physical Rentals (in thousands)	12,002	15,105	(3,103)	(20.5)%	23,197	32,859	(9,662)	(29.4)%
Net revenue per physical rental	$3.28	$3.27	$0.01	0.3%	$3.28	$3.22	$0.06	1.9%

Net Revenue. Net revenue for the three months ended June 30, 2022 was $53.8 million, a decrease of $8.3 million or 13.4%, compared to net revenue of $62.1 million for the same prior year period. Net revenue for the six months ended June 30, 2022 was $102.6 million, a decrease of $27.2 million or 21.0%, compared to net revenue of $129.8 million for the six months ended June 30, 2021. Physical movie rentals continue to be negatively impacted by the COVID-19 global pandemic due to a material decline in new movie releases available to consumers compared to pre-COVID levels. Studios either delayed the release of new movies into future periods or experimented with alternative release strategies, including selling movies directly to streaming services, which resulted in fewer titles being released at the kiosk.

The total number of theatrical and Direct-to-Video (DTV) titles released during the three months ended June 30, 2022 was 43, a decrease of 11, compared with 54 released in the same prior year period. Of these totals, theatrical releases were 18 compared to 11 in the same prior year period. The total number of theatrical and Direct-to-Video (DTV) titles released during the six months ended June 30, 2022 was 99, a decrease of 14, compared with 113 released in the same prior year period. Of these totals, theatrical releases were 40 compared to 18 in the same prior year period. As the Company executes on its plan to optimize its kiosk network, physical rental revenues were also adversely impacted by the reduction in kiosks to 36,316 as of June 30, 2022 compared to 38,961 as of June 30, 2021, which contributed to a decline in physical rentals of 20.5%, during the three months ended June 30, 2022 and a decline of 29.4% during the six months ended June 30, 2022. Partially offsetting the decline in revenue for the Legacy Business, the Company’s kiosk servicing business experienced solid growth during the three and six months ended June 30, 2022. The Company experienced modest growth in rental revenue per physical rental during the three and six months ended June 30, 2022.

Physical units purchased in the quarter and six months were lower 14.3% and 22.7%, respectively, due to the quality of content released compared to the same prior year periods. Further, during the three and six months ended June 30, 2022, the Company experienced extended periods of time with no new releases driving inconsistency in customer rental patterns. The Company expects studios to return to a more normal release slate with new release content building throughout 2022 as the pandemic subsides.

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

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2022 was ($11.4) million, a decrease of $6.8 million, compared to Adjusted EBITDA of ($4.6) million for the three months ended June 30, 2021. The decrease in Adjusted EBITDA is primarily driven by the decrease in net revenue discussed above along with increased general and administrative expenses.

Adjusted EBITDA for the six months ended June 30, 2022 was ($27.0) million, a decrease of $22.6 million, compared to Adjusted EBITDA of ($4.3) million for the six months ended June 30, 2021. The decrease in Adjusted EBITDA is primarily driven by the decrease in net revenue discussed above along with increased general and administrative expenses, partially offset by a decrease in product costs and direct operating costs.

The Company’s Legacy Business includes corporate general and administrative expenses, which includes technology and public company costs, along with corporate overhead expenses related to our Digital Business.

Digital Business

Results

	Three Months Ended June 30,		2022 vs 2021 QTD		Six Months Ended June 30,		2022 vs 2021
Dollars in thousands	2022	2021	$	%	2022	2021	$	%
Net revenue	$12,192	$7,263	$4,929	67.9%	$26,652	$16,356	$10,296	62.9%
Adjusted EBITDA	(54)	833	(887)	(106.5)%	1,961	1,801	160	8.9%
Adjusted EBITDA margin	(0.4)%	11.5%		n.m.	7.4%	11.0%		(360) pts

Net Revenue. Net revenue was $12.2 million for the three months ended June 30, 2022, an increase of $4.9 million or 67.9%, compared to $7.3 million for the same period in the prior year, reflecting strong double-digit growth across all of the Company’s digital offerings.

Net revenue was $26.7 million for the six months ended June 30, 2022, an increase of $10.3 million or 62.9%, compared to $16.4 million for the same period in the prior year, reflecting strong double-digit growth across all of the Company’s digital offerings.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2022 was ($0.1) million, a decrease of $0.9 million, compared to $0.8 million for the same period during 2021 reflecting increased revenue, partially offset by increased costs in the Company’s media network business as well as increased marketing costs.

Adjusted EBITDA for the six months ended June 30, 2022 was $2.0 million, an increase of $0.2 million, compared to $1.8 million for the same period during 2021 reflecting increased revenue, partially offset by increased media network and ad-supported product costs, as well as increased marketing costs.

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

Adjusted EBITDA is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2022	2021	2022	2021
Net loss	$(65,000)	$(34,785)	$(105,874)	$(61,980)
Depreciation and amortization	24,842	26,938	49,932	54,464
Interest and other (income) expense, net	15,077	8,518	7,734	15,765
Income tax expense (benefit)	88	(11,634)	114	(20,913)
EBITDA	(24,993)	(10,963)	(48,094)	(12,664)
Adjustments to EBITDA:
Business optimization(a)	—	3,508	—	4,058
One-time non-recurring(b)	11,577	604	15,320	968
New business start-up costs(c)	—	282	—	453
Restructuring related(d)	(56)	509	3,956	1,861
Stock-based compensation expense	2,018	150	3,826	716
Transaction cost	—	2,095	—	2,095
Adjusted EBITDA	$(11,454)	$(3,815)	$(24,992)	$(2,513)
(a)	Business optimization costs include employee retention costs, IT costs as well as consulting costs for certain projects.
(b)	Includes costs related to project costs and initiatives, as well as bank, legal and other fees in connection with the Company’s debt financing activities. During the three and six months ended June 30, 2022, the Company incurred $7.7 million and $11.0 million in one-time legal and advisory expenses as the Company explores strategic alternatives.
(c)	Includes costs to support the Company’s On Demand and AVOD offerings, along with costs related to the Company’s service and media network businesses.
(d)	Restructuring related costs include such items as employee severance charges.

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

As of June 30, 2022, the Company’s cash, cash equivalents and restricted cash decreased $5.0 million to $13.5 million from the December 31, 2021 balance of $18.5 million. As of June 30, 2022, amounts outstanding under the Company’s Term Loan Facility and revolving credit facilities were $317.4 million and $63.5 million, respectively. As of June 30, 2022 there was $21.0 million in remaining availability under the Company’s Revolving Credit Facility. As described more fully below, on April 15, 2022, the Company entered into a Sixth Amendment to its Credit Agreement. For additional information see Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Senior Facilities

Redbox Automated Retail, LLC (“RAR”) is party to a credit agreement (as amended, the “Credit Agreement”). The Credit Agreement was first entered into on October 20, 2017, and has subsequently been amended by an Incremental Assumption and Amendment Agreement (the “Amendment”) dated September 7, 2018, a second amendment (the “Second Amendment”) dated September 30, 2020, a third amendment (the “Third Amendment”) dated December 28, 2020, a fourth amendment (the “Fourth Amendment”) dated January 29, 2021, a fifth amendment (the “Fifth Amendment”) dated May 16, 2021, and a consent to the Fifth Amendment dated October 11, 2021, and a sixth amendment (the “Sixth Amendment”), dated as of April 15, 2022. As of June 30, 2022, RAR’s Senior Facilities will mature on April 20, 2024, and subsequent to the Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, consent thereto and Sixth Amendment consisted of:

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

On May 10, 2022, the Company entered into a merger agreement with Chicken Soup for the Soul Entertainment, Inc. (“CSSE”). As a result, additional borrowings under the Sixth Amendment Incremental Revolving Facility became available upon the Company’s entry into the merger agreement with CSSE. The merger closed on August 11, 2022, and, as a result, the Company became a wholly owned subsidiary of CSSE. See Note 17: Subsequent Events in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information regarding the CSSE merger.

As of June 30, 2022 and December 31, 2021, the borrowing interest rate for the Senior Facilities was 9.80% and 9.25%, respectively.

Required minimum principal amortization payments under the Senior Facilities as of June 30, 2022, are as follows:

Repayment
Dollars in thousands	Amount
2022	$45,884
2023	—
2024	271,562
Total	$317,446

In addition, the Senior Facilities require RAR to prepay outstanding term loan borrowings, subject to certain exceptions, with:

●	a certain percentage set forth in the Credit Agreement governing the Senior Facilities of RAR’s annual excess cash flow, as defined under the Senior Facilities;
●	a certain percentage of the net cash proceeds of certain non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and
●	the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

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

Union Revolving Credit Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20.0 million revolving credit facility with Union Bank (the “Union Revolving Credit Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. Borrowings outstanding under the Union Revolving Credit Facility as of June 30, 2022 and December 31, 2021 were $6.6 million and $4.6 million, respectively.

Borrowings under the Union Revolving Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1⁄2 of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Revolving Credit Facility was 4.4% as of June 30, 2022 and 4.25% as of December 31, 2021, respectively.

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

As of the period ended June 30, 2022, the Company was in compliance with all applicable loan covenants.

Historical Cash Flows

	Six Months Ended
	June 30,
Dollars in thousands	2022	2021
Net cash used in operating activities	$(49,389)	$(16,081)
Net cash used in investing activities	(5,780)	(6,492)
Net cash provided by financing activities	50,222	23,998
Total change in cash, cash equivalents and restricted cash	$(4,947)	$1,425

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $49.4 million compared to net cash used in operating activities of $16.1 million for the six months ended June 30, 2021. The $33.3 million decrease in operating cash flows was primarily driven by the following:

●	$43.9 million decrease in net income;
●	$22.4 million increase in net cash inflows from changes in working capital primarily due to an increase in accrued liabilities; and
●	$11.8 million decrease in net non-cash income and expense included in net income primarily reflecting the non-cash pretax gain on the change in fair value on the warrant liabilities.

Investing Activities

Investing activities reflect a $5.8 million net use of cash during the six months ended June 30, 2022 compared to a $6.5 million net use of cash during the six months ended June 30, 2021. The decrease is due to less capital expenditures in 2022 compared to 2021, primarily on the Company’s kiosk infrastructure.

Financing Activities

Net cash provided by financing activities was $50.2 million during the six months ended June 30, 2022 compared to net cash provided by financing activities of $24.0 million for the six months ended June 30, 2021. The $26.2 million increase reflects increased borrowings on the Company’s revolving facility along with $11.5 million in proceeds from the exercise of the Company’s warrants.

Contractual Payment Obligations

The following is a summary of contractual obligations and other commitments as of June 30, 2022. Also see Note 3: Leases in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for expected future payments relating to the Company’s operating and finance lease liabilities.

					2026 &
Dollars in thousands	2022	2023	2024	2025	Beyond	Total
Long-term debt(1)	$45,884	$—	$271,562	$—	$—	$317,446
Contractual interest on long-term debt(1)	18,465	36,876	11,371	—	—	66,712
Revolving credit facilities(1)	3,846	—	59,681	—	—	63,527
Minimum estimated movie content commitments(2)	24,754	10,079	—	—	—	34,833
Asset retirement obligations(3)	—	—	—	—	9,042	9,042
Total(4)	$92,949	$46,955	$342,614	$—	$9,042	$491,560
(1)	See Note 6: Debt in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
(2)	See Note 13: Commitments and Contingencies in Redbox’s Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
(3)	Asset retirement obligations represent estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk and are presented as occurring in 2025 and beyond as the timing of kiosk removals cannot be reasonably determined. The amount is included as a component of Other long term liabilities on the Condensed Consolidated Balance Sheets.
(4)	Income tax liabilities for uncertain tax positions were excluded as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2021, the Company had $2.2 million of gross unrecognized tax benefits for uncertain tax positions.

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) were effective as of June 30, 2022 to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the intended benefits of the CSSE merger, or effectuate the other strategic alternatives we must implement in order to address our capital structure and financing needs.

The COVID-19 pandemic negatively impacted our business in 2021, and continues to have ongoing adverse effects on our business and results of operations and capital structure.  The Company is considering and announced a number of strategic alternatives or transactions to address the situation, including the recently completed merger with CSSE.  There can be no assurance that the Company will be able to achieve the intended benefits of that transaction, or as to when or whether the Company will implement any action as a result of its other strategic initiatives or whether the implementation of one or more such actions will be successful.  If the Company is unable to implement one or more of our other strategic alternatives, the Company could continue to experience adverse pressures on its relationships with counterparties, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally, and may be forced into bankruptcy or liquidation.

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
2.1

Warrant Exercise Letter Agreement by and between the Company and Seaport, dated June 17, 2022 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on June 17, 2022)

2.2

Merger Agreement, dated as of May 10, 2022, by and among Chicken Soup for the Soul Entertainment, Inc., RB First Merger Sub Inc., RB Second Merger Sub LLC, Redwood Opco Merger Sub LLC, Redbox Entertainment Inc. and Redwood Intermediate LLC. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on May 11, 2022)

10.1

Contribution and Exchange Agreement, dated as of May 10, 2022, by and among Redbox Automated Retail, LLC, Redwood Intermediate LLC, Redwood Holdco, LP, New Outerwall, Inc., Aspen Parent, Inc., Redbox Entertainment Inc. and HPS Investment Partners, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on May 11, 2022)

10.2

Release Agreement, d dated as of May 10, 2022, by and among (i) Redwood Holdco, LP, AP VIII Aspen Holdings, L.P. and Apollo Global Management, Inc., (ii) Chicken Soup for the Soul Entertainment, Inc., RB First Merger Sub Inc., RB Second Merger Sub LLC and Redwood Opco Merger Sub, LLC, (iii) HPS Investment Partners, LLC, (iv) Redbox Entertainment Inc., Redwood Intermediate, LLC and Redbox Automated Retail, LLC and (v) Seaport Global SPAC, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on May 11, 2022)

10.3

Tax Receivable Agreement Amendment, dated as of May 10, 2022, by and among Redbox Entertainment Inc., as successor to Seaport Global Acquisition Corp., Chicken Soup for the Soul Entertainment, Inc., Redwood Holdco, LP and Redwood Intermediate, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on May 11, 2022)

10.4

Incremental Assumption And Amendment Agreement No. 6, dated as of April 15, 2022, by and among Redwood Intermediate, LLC, Redbox Automated Retail, LLC, Redbox Incentives LLC, HPS Investment Partners, LLC, and each of the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on April 28, 2022)

10.5

Voting and Support Agreement, dated as of April 15, 2022, by and among the Issuer, AP VIII Aspen Holdings, L.P., Redwood Holdco, LP, and Seaport Global SPAC, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on April 28, 2022)

10.6

Waiver Under Tax Receivable Agreement, dated April 15, 2022, by and among Redbox Entertainment Inc., Redwood Holdco, LP, and Redwood Intermediate, LLC, a Delaware limited liability company (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on April 28, 2022)

10.7

Omnibus Written Consent, dated as of April 15, 2022, of the Members And General Partner Of Redwood Holdco LP, the Sole Member of Redwood Holdco GP, LLC, the Members Of Redwood Intermediate, LLC, and the Stockholders of Redbox Entertainment, Inc party thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on April 28, 2022)

10.8

Warrant Agreement, dated as of April 16, 2022, by and between Redbox Entertainment Inc. and HPS Lenders party thereto (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39741) filed on April 28, 2022)

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

REDBOX ENTERTAINMENT INC.

Dated: August 12, 2022	By:	/s/ Galen C. Smith
	Name:	Galen C. Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Mitchell Cohen
	Name:	Mitchell Cohen
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

(N/A)